Form 10-Q
period 1995-09-30
GOLDEN CYCLE GOLD CORP
filed 1995-11-15
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

Commission file number 0-11226

GOLDEN CYCLE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

    COLORADO                                                   84-0630963

(State or other jurisdiction of                 (I.R.S. Employer Identification
No.)
incorporation or organization)

2340 Robinson Street, Suite 209, Colorado Springs, Colorado
80904
(Address of principal executive offices)
        (Zip Code)

Registrant's telephone number, including area code:   (719) 471-9013

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

YES   [   ]   NO    [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, no par value - 1,573,050 shares as of October 10, 1995.


PART I. - FINANCIAL INFORMATION

                              GOLDEN CYCLE GOLD CORPORATION

                                            BALANCE SHEETS


        September 30,    December 31,

                1995                 1994

          (Unaudited)

          _________      _________
Assets
_________________________________________
Current assets:
     Cash and cash equivalents                                            $
24,646       $  517,427
     Short-term investments
366,519           323,854
     Interest receivable
        9,971               3,637

          _________      _________

               Total current assets
    401,136           844,918

Assets held for sale
    176,907           176,907
Property and equipment
    8,027             11,064
Investment in mining joint venture (Note 2)
-                      -
Other
                  539                   -

           _________      _________

               586,609        1,032,889

Liabilities and Shareholders' Equity
_________________________________________
Current liabilities:
     Accounts payable and accrued liabilities                     $    10,219
    $    14,961
     Note payable
              -              500,000

               Total current liabilities
    10,219           514,961

Deferred Revenue
   20,000             20,000

Shareholders' equity:
     Common Stock - no par value.
          Authorized 3,500,000 shares; issued and
          outstanding 1,573,050 shares
4,989,737        4,975,612
     Additional paid-in capital
1,927,736        1,927,736
     Accumulated deficit
(6,361,084)     (6,405,420)

          _________      _________
Total shareholders' equity
556,390           497,928

          _________      _________

           $  586,609      $1,032,889

See Accompanying Notes to Financial Statements

                            GOLDEN CYCLE GOLD CORPORATION

            STATEMENTS OF OPERATION AND ACCUMULATED DEFICIT
                      FOR THE THREE AND NINE MONTHS ENDED
                                   September 30, 1995 AND 1994
                                                (Unaudited)

                                                                    Three
Months Ended       Nine Months Ended

September 30,                 September 30,

___________________  ___________________
                                                                      1995
       1994            1995            1994
                                                                  _________
_________  _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                                 $        -
      -             250,000       250,000

Expenses:
     General and administrative                      (66,753)     (127,273)
(223,587)    (383,820)
                                                                  _________
_________  _________  _________
          Operating income (loss)                      (66,753)     (127,273)
     26,413    (133,820)

Other income (expenses):
     Interest and other income                              7,032
5,084         20,134        34,110
     Interest expense                                              -
       -              (2,210)            -
     Gain on sale of mining claims                        -                   -
                  -             13,221
                                                                  _________
_________  _________  _________
          Net income (loss)                        $      (59,720)    (122,189)
        44,337      (86,489)
                                                                  _________
_________  _________  _________
Income (loss) per share                         $          (0.04)
(0.08)             0.03          (0.06)

Weighted average common
     shares outstanding                                  1,573,050    1,571,050
   1,572,050   1,571,050

ACCUMULATED DEFICIT:
Beginning of period                              $  (6,301,363)  (6187,330)
(6,405,420) (6,223,030)
                                                                  _________
_________  _________  _________

End of Period                                           (6,361,084)
(6,309,519) (6,361,084) (6,309,519)

See Accompanying Notes to Financial Statements

GOLDEN CYCLE GOLD CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHE ENDED
September 30, 1995 and 1994
(Unaudited)


                        1995                1994

                __________     __________

Cash flows from operating activities:
     Net Income
        $      44,337      $    (86,489)
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Gain on sale of mining claims
           -                 (13,221)
               Depreciation expense
            3,037                3,282
               Provision for uncollectible receivable
      -                   15,955
               Decrease (increase) in interest receivable
                    and other current assets
           (6,873)             (1,846)
               Decrease in accounts payable and accrued
                    liabilities
                    (4,742)                  (22)

                __________     __________
     Net cash provided (used) by operating activities
35,759            (82,342)

Cash flows provided (used) by investing activities:
     Increase in short-term investments, net
 (42,665)         (432,534)
     Proceeds from sale of mining claims
      -                   25,269

                __________     __________
     Net cash used by investing activities
  (42,665)         (407,265)

Cash flows from financing activities:
     Proceeds from issuance of Common Stock
14,125                 -
     Proceeds from issuance of note payable
    -                 500,000
     Cash used to retire note payable
  (500,000)                -

                __________     __________
     Net cash used by financing activities
(485,875)           500,000

     Net increase (decrease) in cash and
          cash equivalents
           (492,781)             10,394

Cash and cash equivalents, beginning of nine months                    517,427
              5,907

                __________     __________
Cash and cash equivalents, end of nine months                       $
24,646     $       16,301

See Accompanying Notes to Financial Statements

GOLDEN CYCLE GOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying financial statements (other than the Balance Sheet at December 31, 1994) are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

    These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

(2)  INVESTMENT IN JOINT VENTURE

    The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of September 30, 1995, the company's share of accumulated unrecorded losses from the Joint Venture is $3,615,058.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

    The Company's principal mining investment and source of cash flows is its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is Pikes Peak Mining Company, a wholly-owned subsidiary of Independence Mining Company.

    The Company's rights and obligations relating to its Joint Venture interest are governed by the Joint Venture Agreement. The Joint Venture is currently operating in the Initial Phase, as defined. In accordance with the Joint Venture Agreement, Pikes Peak manages the Joint Venture, and is required to finance all operations and capital expenditures during the Initial Phase.

    The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including Pikes Peak's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to Pikes Peak and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either Pikes Peak or third-party financial institutions and are repayable prior to distributions to the venture participants. The Manager reported initial Loans, payable to Pikes Peak, of approximately $131.998 million were outstanding at September 30, 1995. To date, the Joint Venture has not earned or distributed any Net Proceeds.

    After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to Pikes Peak and 33% to the Company, and the venture participants will be responsible for their proportionate share of the Joint Venture costs.

    During the Initial Phase, the Company is entitled to receive a Minimum Annual Distribution of $250,000. Minimum Annual Distributions received after 1993 constitute an advance of Net Proceeds. Accordingly, such Net Proceeds advances will be recouped from future Net Proceeds distributions allocable to the Company. Based on the reported amount of Initial Loans currently payable to PPMC, and the recurring operating losses incurred by the Joint Venture, management of the Company believes that, absent a significant and sustained increase in the prevailing market prices for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

    The Company's working capital was approximately $391,000 at September 30, 1995 compared to $905,000 at September 30, 1994. Cash provided by operations was approximately $36,000 in 1995 and cash used by operations was $82,000 in 1994. Prior to 1993 the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the joint venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations".

    Working capital decreased approximately $14,000 in 1995 after eliminating the effect of repayment of the $500,000 note payable. Cash provided by operations increased from 1994 by approximately $118,000 primarily due to decreased general and administrative expenses.

    On July 11, 1994 the Company borrowed $500,000 under a promissory note bearing interest at 4.3%. The purpose of this loan was to bring the Company's total assets to approximately $1.2 million, thereby exceeding the Pacific Stock Exchange's (the "Exchange") minimum total asset criteria of $1,000,000 to maintain Exchange's listing of the Company's equities. The $500,000 note payable and accrued interest was paid on January 17, 1995 with proceeds from liquidating the money market account, the Exchange's requirements having changed so that the loan was unnecessary. The Company is not currently aware of any significant future capital commitments by the Company.

    Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for several years, barring unforeseen events. The possible inflow of proceeds from the pending sale of water would further serve to strengthen the Company's financial condition. Unless and until it receives Net Proceeds from the Joint Venture on a recurring and predictable basis, the Company will not be positioned to expand operations or to consider payment of cash dividends.

  Results of Operations

    The Company had net income, for the nine months ended September 30, of approximately $44,000 in 1995, compared to net loss of approximately $86,000 in 1994.

    The increase in net income for the first nine months of 1995 compared with the same nine months of 1994 of approximately $131,000 was primarily due to decreased general and administrative expenses during the 1995 period of approximately $160,000 as compared to the same nine months of 1994. Additionally, other income (expense) decreased in 1995 approximately $29,000 due to a sale in 1994 of approximately 55 acres of Company property in the Cripple Creek area (outside the Caldera) resulting in a net profit of approximately $13,000 and in addition the Company recognized an income which was subsequently adjusted and recorded as deferred revenue.

    The Company has undertaken cost reduction measures and anticipates that its budgeted general and administrative expenses in 1995 of approximately $265,000 will be at a level below forecasted revenue, plus interest income, of $270,000.

    The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June, 1995, the Company's share of accumulated unrecorded losses from the Joint Venture is $3,615,058.

    The Joint Venture incurred annual net losses of $9,350,000, $8,538,000, and $7,042,000 in 1994, 1993 and 1992 respectively and it appears the Joint Venture will continue to incur losses in the near future unless the price of gold rises substantially. The Joint Venture achieved a net income of $.361 million for the three months ended September 30, 1995, and a net income of $.340 million for the six months ended June 30, 1995.

    PART II - OTHER INFORMATION

    Item 1 through 4 are not being reported due to a lack of circumstances that require a response.

    Item 5.  Other Information.  None.

    Item 6.  Exhibits and Reports on Form 8-K.
            None.

GOLDEN CYCLE GOLD CORPORATION
SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            THE GOLDEN CYCLE
GOLD CORPORATION
                                  (Registrant)





November 10, 1995                                         Birl W. Worley Jr.
                                                                        Birl W.
Worley Jr.

President & CEO

November 10, 1995                                         R. Herbert Hampton
                                                                         R.
Herbert Hampton
                                                                        Vice
President, Finance