Form 10-K
period 1995-12-31
GOLDEN CYCLE GOLD CORP
filed 1996-04-01
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                              to
                           .

Commission file number 0-11226

GOLDEN CYCLE GOLD CORPORATION
(Exact name of registrant as specified in its charter)
      Colorado
            84-0630963
(State of incorporation)
                                                  (I.R.S. Employer
                                            Identification No.)

Suite 209, 2340 Robinson Street,
Colorado Springs, CO
   80904
(Address of principal executive offices)
                                       (Zip Code)
Registrant's telephone number, including area code:   (719) 471-9013

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
       Common Stock, No Par Value  .
(Title of Class)

Certain information required by Item 8 and 14 (d) has been omitted and will be filed by amendment.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes
    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,983,607. This calculation is based on the average of the bid and asked prices of the common stock on the Pacific Stock Exchange on March 25, 1996.

The number of shares of the Registrant's Common Stock, outstanding as of March 25, 1996 was 1,573,050.

DOCUMENTS  INCORPORATED BY REFERENCE:


        Document                                    Part of the Form 10K into
Definitive Proxy Statement                 which the Document is incorporated
to Shareholders                                   Part III, Items 10, 11, 12 &
13


PART I


ITEM 1. BUSINESS

          Golden Cycle Gold Corporation was incorporated under the laws of the State of Colorado on May 19, 1972 for the purpose of acquiring and developing the mining properties (the "Mining Properties") of the Golden Cycle Corporation, located in the Cripple Creek Mining District of Colorado. Unless the context otherwise requires, the terms "Registrant" and "Company" mean Golden Cycle Gold Corporation.

          The primary business of the Company consists of its participation in the Cripple Creek & Victor Gold Mining Company, a joint venture (the "Joint Venture") with Pikes Peak Mining Company ("Pikes Peak"), a wholly-owned subsidiary of Independence Mining Company Inc.. Independence Mining Company Inc. is a wholly owned subsidiary of Minoroco (U.S.A.) Inc. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado.

          As of December 31, 1995, the Company had a total of 3 employees.

Description of Mining Joint Venture

          The Company's interest in the Joint Venture was received in exchange for the Company's rights to gold mining properties in the Cripple Creek Mining District of Colorado. The rights and obligations of the parties are covered by an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") dated and effective January 1, 1991, between Pikes Peak and the Company. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado and the Company's participation in the Joint Venture constitutes the primary business activity of the Registrant. Pikes Peak serves as the manager (the "Manager") of the Joint Venture.

          The Joint Venture Agreement defines an Initial Phase that will end when (i) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed to the joint venturers in the proportion of 80% to Pikes Peak and 20% to the Company, and (ii) the Initial Loans (defined below) have been repaid. After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to Pikes Peak and 33% to the Company. Notwithstanding the foregoing, the Company will generally be entitled to receive, in each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves (if that occurs prior to the end of the Initial Phase), a minimum annual distribution of $250,000 (each, a "Minimum Annual Distribution"). The first three Minimum Annual Distributions were not deemed to be a distribution of Net Proceeds to the Company and will not be applied against the Company's share of any Net Proceeds. The Minimum Annual Distributions received on January 15, 1994 and after constitute an advance on Net Proceeds and will be recouped against future distributions allocable to the Company.

          The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the "Initial Loans") to the Joint Venture by either Pikes Peak or, if such loans are available at a lower cost than from Pikes Peak, financial institutions. Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers. The audited Joint Venture financial statements reported that as of December 31, 1995, the Joint Venture had $142,586,000 in Initial Loans payable to Pikes Peak. After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

          The Joint Venture's Cresson mine moved into commercial production in the first half of 1995. However, the ultimate profitability of the Cresson operation is dependent upon a number of factors, including without limitation, the market price of gold, which is volatile and subject to speculative movement, and the efficiency of the mining operation. To date, the Joint Venture has not generated net income.

          The 1996 expenses in the Joint Venture's budget include approximately $15.4 million in non cash items such as depreciation and amortization of assets and reclamation accrual. The Joint Venture's budget indicates that Joint Venture cash flows from the projected net income and non cash items, less the Minimum Annual Distribution to the Company, will not completely finance the proposed 1996 capital program for the Joint Venture, which includes the completion of the phase 2 leach pad and $2.7 million in reserve development drilling. The total cost of the capital program is estimated by the Joint Venture to be $18.2 million.

          Whether future gold prices and the results of the Joint Venture's operations will reach and maintain a level necessary to repay the Initial Loans, complete the Initial Phase, and thereafter generate net income cannot be assured. Furthermore, until a broader historical record of commercial production at the Joint Venture's Cresson project operations has been established, the minimum price of gold necessary to sustain profitable operations over the long term cannot be readily determined. Based on the amount of Initial Loans payable to the Manager and the recurring operating losses incurred by the Joint Venture, management of the Company believes that, absent a significant and sustained increase in the prevailing market prices for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

          The Company voted against approval of the proposed 1996 Joint Venture Program and Budget. This budget was approved by the Joint Venture Management Committee. Votes in the Joint Venture's governing Management Committee for most operating decisions are commensurate with percentage of equity ownership, giving Pikes Peak control over most decisions. Only certain actions defined in
Section 4.5(b) of the Amended and Restated Joint Venture Agreement require unanimous approval of Pikes Peak and the Company.

Description of  Joint Venture Mining Operations
(The Manager provides the Company with detailed information on the activities and operations of the Joint Venture. The following description of the Joint Venture's operations is derived from information made available by the Manager, upon whom reliance is placed, together with information independently developed by the Company.)

          In 1995 the Joint Venture completed construction of the required infrastructure for the Cresson open pit mine and began mining operations with the first Cresson gold pour occurring on February 14, 1995. During 1995 Phase 1 of the Cresson leach pad was completed, and the earth work construction necessary to prepare the ground for construction of the Phase 2 expansion of the Cresson leach pad during 1996 was finished. Throughout 1995 the Victor leach pad continued to yield moderate economic quantities of gold from Globe Hill and Ironclad ore stacked there in previous years.

          The Joint Venture's strategy for 1996 is:

Mine the Cresson open pit throughout the year.
Complete construction of Phase 2 of the Cresson leach pad.
Reinitiate leaching operations on the Victor pad during second quarter.
Conduct limited development and exploration drilling within the area of interest.
Continue to compile and digitize geologic information from historic underground works.

          Cresson Project

          Gold production from the Cresson project, which commenced on February 14, 1995, was delayed several months by numerous factors, including the United States Bureau of Land Management's classification of the project as an undertaking, under the National Historic Preservation Act and applicable regulations, thereby necessitating a time consuming and costly archeological study and clearance procedure for the entire area of disturbance. Also, difficulties were experienced during start up of the Cresson operation, resulting in a loss of anticipated production during 1995.

          The Joint Venture produced 67,916 troy ounces of gold from the Cresson Project during 1995, and mined 7,155,395 tons of ore. The ore mined was calculated by the Joint Venture to: average .022 troy ounces of gold per ton (calculated by shake leach); contain 201,552 troy ounces of gold; and ultimately recover approximately 141,145 troy ounces of gold (approximately 70% of contained ounces).

          As of December 31, 1995, the Joint Venture estimates that Cresson ore containing approximately 142,550 recoverable troy ounces of gold had been placed on the leach pad (including approximately 3,365 troy ounces from ore stockpiled during 1994). At year end 1995, the leach pad was calculated to contain nearly 77,000 troy ounces of recoverable gold.

          Plans: The Joint Venture's goal for 1996 is to produce in excess of 160,000 troy ounces of gold. Gold production is projected to stabilize at approximately 160,000 troy ounces per year through the estimated 7 year life of the mine, according to the Joint Venture's mine plan. Additional exploration of the Cresson deposit may extend the mine life, see "Gold Reserves" below.

          During 1996 the Joint Venture plans to mine approximately 8,500,000 tons of ore from the Cresson open pit at a stripping ratio of about 1.6:1, and an average grade of .027 troy ounce of gold per ton.

          Although speculative, the Company believes that based upon its own analysis, future Cresson exploration may indicate sizable additional gold ore reserves at depth, to the south and to the east of the existent Cresson ore reserve. Prior to the formation of the Joint Venture, a continuous, drill indicated, bulk minable gold resource was found by the Company on and below the Cresson 2,300 level and in the Cresson lateral approximately 1,700 and 2,000 feet respectively vertically below the identified Cresson ore reserve. The Joint Venture continues to expand the Cresson ore reserve (see "Gold Reserves" below).

          Victor Leach Pad

          The Joint Venture anticipates approximately 2,400 troy ounces of gold to be produced from a renewal of leaching operations during the second quarter 1996. Leaching of this pad will continue so long as economic. This pad contains ore from two previous open pits, the Ironclad and Globe Hill pits. Mining in the Ironclad open pit was completed May 20, 1994, and mining in the Globe Hill open pit was completed September 20, 1993. No additions of ore to this leach pad are contemplated during 1996.

          Employment

          Employment for the Joint Venture increased to 253 during 1995, up from 230 at the end of 1994. Pikes Peak provides the work force required by the Joint Venture, which has no employees. The additional staff was required by preparations for and construction of the Cresson mine and facilities as well as bringing the mine into full production. The Manager's full production staffing level is presently 255.

          Environment

          The Joint Venture's balance sheet at December 31, 1995 reflects a total of $5.226 million in accrued reclamation liabilities. The Joint Venture has 1,044.4 acres under financial warranty as of March 1996 within its mining permit of 2,027 acres. The Joint Venture has posted a $17.997 million bond with the Colorado Mined Land Reclamation Board to ensure the reclamation of mining disturbances. Current plans will result in the Joint Venture posting an increased bond as phase 2 of the leach pad is completed.

          Current reclamation projects include: reclamation of selected exploration drill sites; reclamation of Phase IV leach pad side walls; reclamation of the Ironclad and Globe Hill waste rock side walls; stockpiling of topsoil for future reclamation; detoxification of completed leach pads; and removal of a detoxified leach pad.

          Governmental Regulation

          Like all mining operations in the U.S., the Joint Venture is subject to a multitude of environmental laws and regulations promulgated by federal, state and local governments including, but not limited to the National Environmental Policy Act ("NEPA"); the Comprehensive Environmental, Response, Compensation and Liability Act ("CERCLA"); the Clean Air Act, ("CAA"); the Clean Water Act, ("CWA"); the Hazardous Materials Transportation Act, ("HMTA"); and the Toxic Substances Control Act, ("TSCA"). The Joint Venture's operations are subject to comprehensive regulation by the U.S. Department of the Interior (Bureau of Land Management), the U.S. Environmental Protection Agency ("EPA"), the U.S. Mine Safety and Health Administration ("MSHA") and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties. If the Joint Venture expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations. In particular, CERCLA, commonly called the "Superfund Act", contains stringent reporting requirements for the release or disposal of hazardous substances, with substantial fines for noncompliance. In addition, under CERCLA, any party responsible for the release or threatened release of a hazardous substance into the environment is liable for all clean-up costs. These regulations apply throughout the U.S. mining industry and generally should not have a material adverse effect on the Joint Venture's competitive position.

          Hazardous wastes from certain mining and mineral processing operations are temporarily exempt from regulation under the federal Resource Conservation and Recovery Act ("RCRA"). EPA is currently considering the promulgation of a special set of rules to regulate mining wastes under RCRA, but those may be delayed pending anticipated Congressional re-authorization and revision of RCRA. The effect of any future regulation on the Joint Venture's operations cannot be determined until the legislative process is completed and new rules are issued; but it is assumed that they will have a significant impact on operations of all mining companies and increase the costs of those operations.

          Although the Manager expects that compliance with federal, state and local environmental regulations will continue to require significant future outlays, it is not possible to say with any certainty what impact such compliance may have on the Joint Venture's future capital expenditures or earnings.

          Gold Reserves

          During 1995, as part of its determination of the Joint Venture reserves, the Joint Venture recomputed the Cresson ore deposit reserves and reaffirmed the 1993 computed reserves for all other Joint Venture ore deposits shown in the table below. The Joint Venture estimated the total gold reserves identified by the exploration program through year-end 1995 at 2.607 million troy ounces of gold contained in 97,156,000 short tons of ore. The Joint Venture's estimates follow:

Cripple Creek & Victor Gold Mining Company
Gold Ore Reserve Estimate as of December 31, 1995 *

                                        ORE               ORE
CONTAINED     WASTE
                                       TONS           TENOR            OUNCES
       TONS
                                       (000's)          (TROY)
                   (000's)
                                    ________      _________     ____________
________
CRESSON                     89,745            0.0252             2,258,792
   126,380
ALTMAN                        5,188            0.0483                250,571
       28,789
WILD HORSE                 1,209            0.0565                  68,309
       6,090
GRASSY                         1,014            0.0291                  29,507
           1,055
                                    ________      _________     ____________
________

TOTAL:                         97,156            0.0268             2,607,179
     162,314
                                    ________      _________     ____________
________

* These gold reserve figures were estimated based on a $400 per troy ounce gold price for the Cresson deposit and a $350 per ounce gold price for all others, and are subject to various royalties. There can be no assurance, however, that the Joint Venture can earn a profit when the market price of gold equals or exceeds the gold price used in estimating those reserves. For instance, during 1995, when the Joint Venture incurred a loss of $3.654 million, the average price of gold sold by the Joint Venture was approximately $385 per troy ounce.

          The above estimates are based upon drill inferred data and are a combination of "proven" and "probable" reserves. The classifications of proven and probable are taken from the Securities and Exchange Commission's Guide 7.
          Proven (Measured) Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of reserves are well established.
          Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are other wise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

          Exploration

          70,779 feet were drilled during 1995, of which 3,324 feet were core samples and the remainder was reverse circulation drilling. The drilling effort primarily focused on development drilling in the Cresson project area. The Joint Venture spent approximately $151,300 on exploration and $934,700 on development drilling.

          The Cresson development drilling program fully replaced 1995 production, adding 20,515,000 tons of ore and 412,095 contained troy ounces of gold to the reserves estimate.

          During 1996 the Joint Venture plans to spend approximately $1.3 million in exploration activities and $2.7 million on development work.

          Gold Production and Sales

          Total production from the Cresson and Victor projects for the year ended December 31, 1995 was 76,589 troy ounces of gold and 26,429 troy ounces of silver. 76,581 troy ounces of gold were sold at an average price of approximately $385 per ounce for $29,493,581. Silver sales for the year of 20,364 troy ounces of silver at an average price of $4.98 per ounce yielded $101,326. Total revenue from metal sales was $29,594,907.

         Distribution of Proceeds and Other Financial Aspects

          The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on each of June 13, 1991, January 15, 1992, January 15, 1993, January 15, 1994, January 15, 1995 and January 15, 1996. Subsequent payments of the same amount will be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the mining. The payments made on January 15, 1994, 1995 and 1996 and subsequent annual payments constitute an advance on Net Proceeds and will be recouped against future distributions of net proceeds. After recovery of these advances, if the Company's share (20% in the Initial Phase) of Net Proceeds exceeds the Minimum Annual Distribution, the larger amount will be distributed to the Company. The Joint Venture incurred a net loss of $3.654 million for the year ended December 31, 1995. Included in the net loss are non cash costs of more than $6.175 million, including depreciation, depletion and amortization (DD&A) costs of $4.811 million, accrued reclamation costs (net of cash expenditures) of $1.364 million, and non cash interest expense of $9.507 million financed through the Pikes Peak loan.

          The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as income. During 1992, the Company's share of Joint Venture losses exceeded the remaining carrying value of the investment and, accordingly, the investment was reduced to zero. The Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.

          As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company did not record its share of the Joint Venture's losses in 1995, 1994 and 1993. The Company's share of Joint Venture losses which have not been recorded in its financial statements is $730,800, $1,870,000, and $1,707,600 in 1995, 1994, and 1993, respectively. As of
December 31, 1995, the Company's accumulated unrecorded losses from the Joint Venture are $4,413,858.

ITEM 2.  PROPERTIES: MINING, OIL AND GAS, AND WATER RIGHTS

          Mining Properties The Joint Venture mining properties consist of owned, leased and optioned mining claims and other land covering approximately 6,500 acres in and around the Cripple Creek Mining District of Teller County, Colorado and include most of the principal formerly-producing mines of the Cripple Creek district. The majority of the above acreage was contributed by the Company to the Joint Venture. Subsequently, the Joint Venture has purchased, leased and optioned additional acreage.

          The Joint Venture mining properties are situated on the west flank of Pikes Peak, about 20 air miles west of Colorado Springs and 65 air miles south of Denver. The area is accessible by paved highway and supplied by requisite utilities. The elevation of the properties averages slightly over 10,000 feet above sea level. Snow accumulations are generally light and do not materially interfere with access to the property. However, cold weather conditions in the winter months hamper surface leaching operations.

          To a great extent, the Joint Venture mining properties lie within the boundary of a geological entity known as a caldera or "volcanic subsidence basin" (the "Basin"). The Basin is of rudimentary elliptical outline, with its long axis trending in a northwesterly direction. It has a length of about 4-1/2 miles and a width of about 2-1/2 miles, covering some 5,000 acres at the ground surface. The area of the Basin gradually narrows with depth. The bulk of the historical Cripple Creek gold production was from the underground mines within the Basin, with the major mines located in the southern portion of the Basin.

          From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States. It is estimated that approximately 21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation. The Joint Venture has added about 332,000 troy ounces of gold to this total during the period 1985 through 1994. The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle.
Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts are unsuitable for current operation without substantial rehabilitation. The Joint Venture is not currently operating underground.

          Oil and Gas Properties

          The oil and gas properties of the Company are comprised of approximately 7,300 acres of mineral rights in the Penrose Area of Fremont County, Colorado. There is no evidence of successful oil and gas development nearby, with the exception of the Florence, Colorado area. Florence was the site of the first producing wells in Colorado in the 1860's and the area is still producing on a limited scale today. Several years ago, interest was shown in leasing very large acreages of state land about 50 to70 miles east of the Company's land. No development of that area is visible at this time. The oil and gas properties have no carrying value.

          Water Rights

          The Company is a party to a water purchase agreement signed in February 1992 with the City of Cripple Creek, Colorado. The agreement calls for the sale by the Company of up to 1.097 Cubic Feet Per Second (about 794 acre feet) of a water right owned by the Company. The agreement calls for a minimum price of $312,500, based upon a price for the first 125 acre feet transferred at $2,500 per acre foot, and includes a commitment by the City to buy all additional acre feet transferred at $1,500 per acre foot. In accordance with the agreement, the City initiated the request for transfer in the Water Court on October 29, 1992. The contract contains substantial contingencies and may or may not finally close. Water Rights transfers typically require a substantial period of time for final adjudication.

          Objections to the transfer were filed by the cities of Victor and Colorado Springs, the Mountain Mutual Water Company, Landau/Lichtenberg and the Joint Venture. The City of Cripple Creek has submitted the required well permits, published a First Amendment to Application for Change of Point of Diversion, laid the water lines, and has contracted for the drilling of the required wells. The City of Cripple Creek recently filed a draft Water Decree for agreement and comment from all interested parties. The reception of the draft by all parties, particularly the objectors, will largely determine the speed of closure of the contract. The City of Cripple Creek's attorney has advised the Company that the City anticipates concluding the adjudication of the water right, including review by the Water Court, in the second half of 1996.

ITEM 3.  LEGAL PROCEEDINGS

           No material legal proceedings to which the Company is a party are pending. The Joint Venture is involved in certain litigation in the United States District Court, District of Colorado: Paul N. Temple v. Cripple Creek & Victor Gold Mining Company, case no. 95-WY-1588. Mr. Temple claims a royalty interest on a group of mining claims known as the Stratton Block. The Joint Venture believes that the royalty interest was purchased when the mining claims were acquired by a broker on the Joint Venture's behalf. The estimated life of mine value of the royalty interest based on the current Cresson mine plan exceeds $1,000,000. If the royalty interest is determined to be valid, payments for royalty due on past production that would become subject to the royalty would exceed $200,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company did not submit any matters to a vote of security holders during the fourth quarter of 1995.

                                                          PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

Market Information

          The Company's common stock has been listed and traded on the Pacific Stock Exchange since 1987 (except during the period from July 6, 1994 to August 30, 1994, as discussed below), and from July 1, 1983 until June 30, 1992 was quoted on NASDAQ. The Company's trading symbol is GCC on the Pacific Exchange.
 The following table shows the high and low bid price per share on the Pacific Stock Exchange for each calendar quarter since January 1, 1994.

Price Range For:                             HI              LOW
_________________________________    __________        __________
First Quarter 1996, as of March 21, 1996     $  !0                    $   8
Quarter ended December 31, 1995                     8 -5/8                 8
- - -1/8
Quarter ended September 30, 1995                     8 -7/8                8
- - -1/4
Quarter ended June 30, 1995                            10
  8 -1/2
Quarter ended March 31, 1995                         10
6 -1/4
Quarter ended December 31, 1994                     8 -1/8                 7
- - -1/4
Quarter ended September 30, 1994                    7 -1/2                  6
- - -7/8
Quarter ended June 30, 1994                              7
   6 -3/8
Quarter ended March 31, 1994                           8 -1/2                 7
- - -1/2

          Bid prices are between dealers and do not include mark-ups, mark-downs, or commissions, nor do they necessarily represent actual transactions.

          The Pacific Stock Exchange (the "Exchange") suspended trading in the Company's Common Stock on July 6, 1994 after a decision by the Exchange's Delisting Committee to delist the Company's equities because the Company's total assets were below the Exchange's minimum criteria of $1,000,000 to maintain listing. On July 11, 1994 the Company obtained a loan of $500,000 which brought its total assets to approximately $1.2 million, and submitted an appeal to the Exchange, which resulted in the Exchange relisting the Company's Common Stock on August 30, 1994. Subsequently, the Exchange informed the Company that effective January 1995 the asset requirement for the Company to maintain an equities listing on the Exchange would change from a total asset based requirement to a net tangible asset requirement of a minimum of $500,000.
 The Company believes that it complies with the Exchange's minimum net tangible asset maintenance requirement as of December 31, 1995, and expects that it will continue to comply with that requirement during 1996.

Holders of the Company's Common Stock
          The number of holders of record of the Company's Common Stock as of March 21, 1996 was 1263. The number of holders beneficial owners for whom shares are held in "street name" as of March 21, 1996 is believed to be more than 750.

Dividends
          The Company has not paid any dividends. The Company does not anticipate the payment of any dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

                                     1995               1994              1993
            1992              1991
                 _________     _________     ________     _________
_________
Revenues  (1)          $   275,000     $   283,000    $   272,000    $
25,000     $    60,000

Expenses                      273,000          465,000         362,000
434,000         328,000

Share of Mining Joint
Venture losses  (2)                  0                     0
0       (991,000)      (161,000)

Net Profit (Loss)              2,000         (182,000)        (90,000)
(1,400,000)      (429,000)

Net Profit (Loss)
     Per Share                           * (3)         (0.12)            (0.06)
          (0.90)            (0.28)

Total Assets                 548,000       1,033,000         694,000
702,000      2,099,000

Long term obligations       - - - -              - - - -             - - - -
         - - - -             - - - -


(1) Revenues in 1995, 1994 and 1993 include the Minimum Annual Distribution. See Management's Discussion and Analysis below, and Notes 1 and 4 to the financial statements for a description of the accounting for the Minimum Annual Distribution.

(2) The Company did not record its share of the Joint Venture's loss in 1995, 1994 and 1993 because its Joint Venture investment balance was reduced to zero in 1992. See Management's Discussion and Analysis below, and Notes 1 and 4 to the financial statements.

(3)  Less than $.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

          The Company's principal mining investment and source of cash flows is its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is Pikes Peak, a wholly-owned subsidiary of Independence Mining Company Inc. Independence Mining Company Inc. is a wholly owned subsidiary of Minoroco (U.S.A.). Inc.

          The Company's rights and obligations relating to its Joint Venture interest are governed by the Joint Venture Agreement. The Joint Venture is currently operating in the Initial Phase, as defined. In accordance with the Joint Venture Agreement, Pikes Peak manages the Joint Venture and is required to finance all operations and capital expenditures during the Initial Phase. See "Description of Mining Joint Venture" above.

          The Company's working capital was $350,394 at December 31, 1995 compared to $329,957 at December 31, 1994. Cash provided by operations was $4,962 in 1995 compared to cash used by operations of $151,738 during 1994. Cash provided by operations during 1995 increased approximately $157,000 from cash used in 1994 due largely to decreases in general and administrative expenses and decreased legal expenses.

          On July 11, 1994 the Company borrowed $500,000 under a promissory note bearing interest at 4.3%. The purpose of this loan was to bring the Company's total assets to approximately $1.2 million, thereby exceeding the Pacific Stock Exchange's (the "Exchange") minimum total asset criteria of $1,000,000 to maintain the Exchange's listing of the Company's equities. See "Item 5. Market for the Registrant's Common Stock and Related Securities Matters" above. The $500,000 note payable and accrued interest was paid on January 17, 1995 with proceeds from liquidating the money market account.

          At December 31, 1995, the Company is not aware of any significant future capital commitments by the Company.

          Management believes that the Company's working capital, augmented by the Minimum Annual Distribution and interest income, is adequate to support the operations of the Company in 1996. The possible inflow of proceeds from the pending sale of the water rights would further serve to strengthen the Company's financial condition.

 Results of Operations

          The Company achieved a net profit of $2,281 during the year ended December 31, 1995 as compared to net losses of approximately $182,000 and $90,000 for 1994 and 1993, respectively.

          The change to a net profit in 1995 from a loss in 1994 was the result of the implementation of stringent cost reduction measures in general and administrative expenses, resulting in reductions of approximately $186,000, elimination of interest expense with the liquidation of the note payable in January 1995, and a $5,000 improvement in investment income due to increased prevailing interest rates. By continuing the cost reduction measures as initiated during 1995, Management anticipates that the Company will achieve a small net profit from continuing operations again in 1996, augmented by income from the sale of the Company's Water Rights.

          The increase of approximately $92,000 in the loss from 1993 to 1994 was due primarily to an increase of $95,000 in general and administrative expenses and $9,000 in interest expense, partially offset by a $13,000 gain on the sale of mining claims. General and Administrative expenses increased because the Company (i) engaged third party expert engineering consultants to render independent opinions on the feasibility and economics of the Cresson Project, (ii) engaged mining attorneys for opinions on the interpretation of portions of the Joint Venture Agreement and (iii) incurred approximately $18,000 of legal expenses in connection with a proposed private placement of Common Stock which was not consummated.

          The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses have been recouped. As of December 31, 1995, the Company's accumulated unrecorded losses from the Joint Venture are $4,413,858.

          The Joint Venture incurred net losses of $3,654,000, $9,350,000 and $8,538,000 in 1995, 1994 and 1993, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Item 14, Part IV.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

          *Information regarding items 10 through 13 has been omitted from this report because the Company intends to file, on or before April 30, 1996, a definitive Proxy Statement pursuant to Regulation 14A, containing the information required by those items, which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements
                        Page

Financial Statements of the Registrant:

            Independent Auditors' Report, KPMG Peat Marwick LLP
20

    Balance Sheets, December 31, 1995 and 1994
 21

    Statements of Operations for the Years
      Ended December 31, 1995, 1994 and 1993
  22

    Statements of Shareholders' Equity for the Years
      Ended December 31, 1995, 1994 and 1993
  23

    Statements of Cash Flows for the Years
      Ended December 31, 1995, 1994 and 1993
  24

    Notes to Financial Statements
              25

Financial Statements of  Cripple Creek & Victor Gold
    Mining Company (A Joint Venture):

                        Independent Auditors' Report
                      31

         Balance Sheets December 31, 1995 and 1994                        32

         Statements of Operations for the Years Ended
           December 31, 1995, 1994 and 1993
33

         Statements of Venturers' Equity for the Years Ended
           December 31, 1995, 1994 and 1993
34

         Statements of Cash Flows for the Years Ended
           December 31, 1995, 1994 and 1993
35

         Notes to Financial Statements
       36

Exhibit Index
              3.1. Articles of Incorporation and By-laws (incorporated by reference to Exhibit 2 to the Company's Form 10 dated May 19, 1983).

            10.1. Amended and Restated Joint Venture Agreement between Pikes Peak Mining Company and the Company dated as of January 1, 1991 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated June 17, 1991).

            10.2. Consulting Agreement dated November 19, 1992 with Birl Worley, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).*

            10.3. Directors' Stock Option Plan (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement dated April 13, 1992).*

            10.4 1992 Stock Option Plan (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement dated April 13, 1992).*

    10.5 Consulting Agreement dated May 31, 1995 with Rex H. Hampton (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

    23.1  Consent of  KPMG Peat Marwick LLP, page 40.

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c).

Reports on Form 8-K
            No reports on Form 8-K were filed during the fourth quarter of 1995.

                                                       SIGNATURES


    Pursuant to the requirements of Section 12 or 15D of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                                 GOLDEN CYCLE
GOLD CORPORATION


                                                                        By:
Birl W. Worley Jr.

Birl W. Worley Jr., Director,

President, Chief Executive Officer


                                                                        By:  R.
Herbert Hampton
                                                                             R.
Herbert Hampton

Chief Acounting and Financial Officer

Date: March 25, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Melvin L. Cooper
   March 25, 1996
Melvin L. Cooper, Director
Date


Rex H. Hampton
   March 25, 1996
Rex H. Hampton, Director
Date


John A. Love
       March 25, 1996
John A. Love, Director
  Date


Frank M. Orrell
      March 25, 1996
Frank M. Orrell, Director
 Date


Alan P. Ploesser
      March 25, 1996
Alan P. Ploesser, Director
 Date

                                          Independent Auditors' Report

The Shareholders and Board of Directors
Golden Cycle Gold Corporation

We have audited the accompanying balance sheets of Golden Cycle Gold Corporation as of December 31, 1995 and 1994 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                                    KPMG Peat
Marwick LLP

Denver, Colorado
January 24, 1996

       GOLDEN CYCLE GOLD CORPORATION

Balance Sheets

December 31, 1995 and 1994
         Assets
                                 1995            1994
_______________________________________                         _________
_________
Current assets:
     Cash and cash equivalents
     $        9,840        517,427
     Short-term investments (note 2)
         354,118        327,444
     Interest receivable and other current assets
           492                 47

                       _________   _________                 Total current
assets
   364,450        844,918

Assets held for sale (note 3)
            176,907        176,907

Property and equipment, net
              7,033           11,064

Investment in mining joint venture (note 4)
        -                    -

                       _________   _________

                     $    548,390      1,032,889

                      =========   ========

Liabilities and Shareholders' Equity
_______________________________________
Current liabilities:
     Accounts payable and accrued liabilities                                $
    14,056           14,961
     Note payable
                       -                500,000

                       _________   _________
               Total current liabilities
                 14,056          514,961

Deferred revenue (note 3)
             20,000           20,000

Shareholders' equity (note 6):
     Common stock, no par value.  Authorized 3,500,000 shares;
          1,573,050 and 1,571,050 shares issued and outstanding       4,989,737
     4,975,612
     Additional paid-in capital
         1,927,736      1,927,736
     Accumulated deficit
          (6,403,139)   (6,405,420)

                       _________   _________
               Total shareholders' equity
            514,334         497,928

                       _________   _________

                     $    548,390      1,032,889

                      =========   ========

See accompanying notes to financial statements.

GOLDEN CYCLE GOLD CORPORATION

Statements of Operations

Years Ended December 31, 1995, 1994 and 1993

          1995              1994          1993
Revenue - distributions from mining joint
     venture in excess of carrying value (note 4)         $    250,000
250,000      250,000

Expenses - general and administrative                          (270,828)
(456,572)   (361,890)

     _________  _________  _________

          Operating loss
(20,828)      (206,572)   (111,890)

Other income (expense):
     Interest and other income
25,319          19,979        22,144
     Interest expense
 (2,210)         (9,018)          -
     Gain on sale of mining claims                                         -
            13,221           -

     _________  _________  _________


          23,109         24,182         22,144

     _________  _________  _________

          Net income (loss)                                            $
2,281     (182,390)       (89,746)

     ========  ========  ========
Income (loss) per share                                                     $ *
               (.12)            (.06)

          ===               ===             ===
Weighted average common shares outstanding             1,572,383    1,571,050
 1,558,225

     ========  ========  ========
*Less than $.01 per share.


See accompanying notes to financial statements.

GOLDEN CYCLE GOLD CORPORATION

Statements of Shareholders' Equity

Years Ended December 31, 1995, 1994, and 1993


      Additional
                                                    Common stock
paid-in      Accumulated
                                             _________________
                                             Shares           Amount
capital           deficit          Total
                                          ________       ________      ________
     ________   ________
Balances at
     December 31, 1992      1,548,050     $ 4,895,487     1,927,736
(6,133,284)   689,939

Stock options exercised          23,000            80,125             -
           -              80,125
Net loss                                     -                      -
         -                (89,746)    (89,746)

Balances at
     December 31, 1993      1,571,050        4,975,612     1,927,736
(6,223,030)   680,318

Net Loss                                   -                       -
        -              (182,390)  (182,390)

Balances at
     December 31, 1994      1,571,050        4,975,612     1,927,736
(6,405,420)   497,928

Stock options exercised           2,000             14,125             -
            -              14,125
Net Income                               -                       -
      -                    2,281        2,281

Balances at
     December 31, 1993      1,573,050        4,989,737     1,927,736
(6,403,139)   514,334

See accompanying notes to financial statements.

GOLDEN CYCLE GOLD CORPORATION

Statements of Cash Flows

Years Ended December 31, 1995, 1994 and 1993


              1995          1994           1993

          _______    _______     _______
Cash flows from operating activities:
     Net income (loss)                                                    $
  2,281    (182,390)     (89,746)
     Adjustments to reconcile net income (loss)
          to net cash provided by (used in)
          operating activities:
               Depreciation expense
4,031         4,233          5,780
               Provision for uncollectible receivable                      -
       15,955              -
               Gain on sale of mining claims
- - -          (13,221)             -
               Decrease (increase) in interest receivable
                    and other current assets
  (445)        1,946           (866)
               Increase (decrease) in accounts payable
                    and accrued liabilities
   (905)        1,739         1,302
               Increase in deferred revenue
- - -            20,000            -

          _______    _______     _______
                         Net cash provided by (used in)
                              operating activities
    4,962   (151,738)     (83,550)

          _______    _______     _______

Cash flows from investing activities:
     Decrease (increase) in short-term
          investments, net
 (26,674)    140,662        (6,542)
     Purchases of property and equipment                                  -
       (2,673)       (9,823)
     Proceeds from sale of mining claims                                   -
       25,269             -

          _______    _______     _______
                         Net cash provided by (used in)
                              investing activities
 (26,674)    162,258      (16,365)

          _______    _______     _______
Cash flows from financing activities:
     Proceeds from issuance of note payable                              -
   500,000             -
     Repayment of note payable
(500,000)           -                 -
     Proceeds from issuance of common stock                      14,125
   -             80,125

          _______    _______     _______
                         Net cash provided by (used in)
                              financing activities
(485,875)    500,000        80,125

          _______    _______     _______
                         Net increase (decrease) in cash and
                              cash equivalents
(507,587)    511,520      (19,790)

Cash and cash equivalents, beginning of year                    517,427
5,907        25,697

          _______    _______     _______
Cash and cash equivalents, end of year                         $      9,840
517,427          5,907

           ======    ======      ======


See accompanying notes to financial statements.

GOLDEN CYCLE GOLD CORPORATION

Notes to Financial Statements

December 31, 1995 and 1994
________________________________________________________________________

(1)  Summary of Significant Accounting Policies

Organization

Golden Cycle Gold Corporation (the Company) acquires and develops mining properties. The Company's principal investment consists of its joint venture participation in the Cripple Creek and Victor Gold Mining Company (the Joint Venture), a precious metals mining company in the Cripple Creek Mining District of Teller County, Colorado.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. Management makes various estimates and assumptions in determining the reported amounts of assets, liabilities, revenues and expenses for each period presented, and in the disclosure of commitments and contingencies. Changes in these estimates and assumptions will occur based on the passage of time and the occurrence of future events.

Statements of Cash Flows

The Company considers highly liquid investments with maturities of less than three months to be cash equivalents. There are no cash equivalents at December 31, 1995. Cash equivalents include money market funds of %505,880 at December 31, 1994.

Short-Term Investments

Debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Short-term investments consist of U.S. Treasury Bills and certificates of deposit.

Investment in Mining Joint Venture

The Company accounts for its investment in the Joint Venture on the equity method. The Company's share of Joint Venture losses exceeded the remaining carrying value of the investment and, accordingly, the investment was reduced to zero prior to 1993. Joint Venture distributions in excess of the investment carrying value are recorded as income. The Company does not record it share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses have been recouped.

GOLDEN CYCLE GOLD CORPORATION

________________________________________________________________________

Property and Equipment

Office furniture, fixtures and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from three to ten years.

Income Taxes

The Company utilities the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using enacted tax rates expected to apply in the years in which such temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period of the enactment date.

Income (Loss) Per Share

Income (loss) per share is based on the weighted average number of shares outstanding during each year. The computation in 1994 and 1993 excludes outstanding options as their effect is antidilutive.

Reclassifications

Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 financial statement presentation.

(2)  Short-Term Investments

Debt securities are generally held until maturity based on the Company's ability and intent. The amortized cost of debt securities, which approximates fair value, at December 31, 1995 and 1994 was $294,118 and $237,444,
respectively. All debt securities held at December 31, 1995 mature within one year.

(3)  Assets Held for Sale

The Company owns certain water rights in Fremont County, Colorado, which it is actively attempting to sell. On July 10, 1992, the Company entered into an agreement to sell these water rights for a minimum price of $312,500 and a maximum price to be determined based upon the actual amount of water approved for transfer by the Water Court of Water Division 2, State of Colorado (the Water Court). The sales price will be paid 20% on the

GOLDEN CYCLE GOLD CORPORATION

________________________________________________________________________

date of final approval by the Water Court with the balance due over a five-year period. Objections to the sale have been filed with the Water Court. In addition, the agreement is subject to substantial contingencies and may or may not close. The Company received $20,000 in 1994 pursuant to this agreement and recorded this amount as deferred revenue pending consummation of the sale. As of December 31, 1995, the transaction was pending review by the Water Court.

(4)  Investment in Mining Joint Venture

The Company owns an interest in the Joint Venture with Pikes Peak Mining Company (PPMC). PPMC manages the Joint Venture. The Joint Venture conducts exploration, development, and mining of certain properties in the Cripple Creek Mining District, Teller County, Colorado. The Joint Venture owns or controls approximately 6,500 acres of surface and/or mineral rights in the Cripple Creek Mining District, certain portions of which are being actively explored and developed.

The Joint Venture Agreement, as amended, generally requires PPMC to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase, as defined, that will terminate when Initial Loans, as defined, have been repaid and when $58 million of Net Proceeds, as defined, has been distributed 80% to PPMC and 20% to the Company. As of December 31, 1995 Initial Loans were approximately $143 million and no Net Proceeds have been earned, Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase, the Joint Venture will distribute metal in kind, 67% to PPMC and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company's future share of Net Proceeds.

As a result of the reduction of the Joint Venture investment carrying value to zero prior to 1993, the Company did not record its share of the Joint Venture's losses in 1995, 1994 and 1993. The Company's share of Joint Venture losses which have not been recorded in its financial statements is $731,000, $1,870,000 and $1,708,000 in 1995, 1994 and 1993, respectively. As of December
31, 1995, the Company's accumulated unrecorded losses from the Joint Venture are $4,414,000.

GOLDEN CYCLE GOLD CORPORATION

________________________________________________________________________

(4)  Investment in Mining Joint Venture (continued)

The condensed balance sheets of the Joint Venture as of December 31, 1995 and 1994 are summarized as follows:

                    1995                 1994

       _______          _______
                          Assets
_________________________________
Inventory                                                                    $
   27,403               1,535
Other current assets
     58                   115

       _______          _______
          Total current assets
27,461               1,650

Fixed assets and mine development costs                       136,785
125,435

       _______          _______
          Total assets                                                       $
164,246           127,085

      =======         =======
Liabilities and Venturers' Equity
_________________________________
Current liabilities                                                       $
  7,879               3,382
Payable to PPMC
142,586           107,382
Accrued reclamation costs
5,226               3,862

       _______          _______
          Total liabilities
155,691           114,626

Venturers' equity
  8,555              12,459

       _______          _______
          Total liabilities and venturers' equity               $   164,246
      127,085

      =======         =======

The condensed statements of operations of the Joint Venture for each of the three years ended December 31, 1995 are summarized as follows:

                                                                 1995
     1994               1993
                                                            _______
_______         _______

(in thousands)
Revenue                                           $    29,595
21,669             17,971
Operating expenses                              (23,789)          (27,774)
    (23,774)
Interest expense                                      (9,460)
(3,245)            (2,735)
                                                            _______
_______         _______
Net Loss                                          $     (3,654)
(9,350)            (8,538)
                                                           =======
=======        =======

GOLDEN CYCLE GOLD CORPORATION

________________________________________________________________________

(5)  Income Taxes

The tax effects of temporary differences that give ries to significant portions of the deferred tax assets at December 31, 1995 and 1994 are presented below:

      1995              1994

 ________        ________
     Deferred tax assets:
          Net operating loss carryforwards                 $  429,000
430,000
          Provisions for asset impairments, related
               to assets held for sale                                  186,000
          186,000

 ________        ________

   615,000           616,000
          Valuation allowance                                       (615,000)
     (616,000)

 ________        ________
                    Net deferred tax asset                          $        -
                    -

  =======        =======

At December 31, 1995, the Company has net operating loss carryforwards for income tax purposes of approxiamtely $1,145,000 which expire beginning in 1998 through 2010.

(6)  Common Stock Options

Prior to 1992, at the discretion of the Company's Board of Directors, certain officers, directors and employees were granted options to acquire shares of common stock. The exercise price of the options was based upon the average market value of a share of the common stock on the date of the grant. Such options expire ten years from the date of the grant.

During 1992, the Company's board of Directors adopted a Directors' Stock Option Plan (the Directors' Plan) and a 1992 Stock Option Plan (the 1992 Plan). The Directors' Plan provides for an annual option grant of 5,000 shares to each Director, with certain limitations. The 1992 Plan provides for the grant of options on a discretionary basis to certain employees and consultants. Under each plan, the exercise price cannot be less than the fair market value of the common stock on the date of the grant. The expiration of these options is ten years from the date of the grant.

GOLDEN CYCLE GOLD CORPORATION

________________________________________________________________________

(6)  Common Stock Options (continued)

Changes in stock options for each of the years in the three year period ended December 31, 1995 are as follows:


                        Option price
                                                                         Shares
                       per share
                                                                       _______
                 ___________
                     Outstanding at December 31, 1992                 176,300
               $  3.00 - 11.00
     Exercised                                                   (23,000)
              3.00 -  8.50
     Granted                                                        30,000
                     10.25
                                                                       _______
                 ___________
Outstanding at December 31, 1993                 183,300
3.00 - 11.00
     Terminated                                                      (300)
                      8.50
     Granted                                                        37,000
               6.625 -  7.50
                                                                       _______
                 ___________
Outstanding at December 31, 1994                 220,000
3.00 - 11.00
     Exercised                                                     (2,000)
              6.625 -  7.50
                                                                       _______
                 ___________
Outstanding at December 31, 1995                 218,000                  $
3.00 - 11.00

                                                                       ======
                 ==========

INDEPENDENT AUDITORS' REPORT


Cripple Creek and Victor Gold Mining Company:

We have audited the accompanying balance sheets of Cripple Creek and Victor Gold Mining Company (a Joint venture) as of December 31, 1995 and 1994, and the related statements of operations, venturers' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cripple Creek and Victor Gold Mining Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Denver, Colorado
February 2, 1996

CRIPPLE CREEK AND VICTOR GOLD MINING COMPANY
(A Joint Venture)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
(in Thousands)
_______________________________________________________________________

                                   1995                 1994
ASSETS
CURRENT ASSETS:
     Cash
           $          1          $          6
     Inventory
            27,403               1,535
     Prepaid expenses
             57                  109

               _______          _______
               Total current assets
       27,461               1,650

               _______          _______

PROPERTY, PLANT AND EQUIPMENT
     Land and mineral properties
 17,772             17,978
     Structures, equipment and mine development                     152,887
        79,418
     Construction - work in progress
14,668             64,081

               _______          _______

                185,327           161,477


     Accumulated depreciation, depletion and amortization      (48,542)
 (36,042)

               _______          _______
               Property, plant and equipment, net
136,785           125,435

               _______          _______
TOTAL
      $164,246         $127,085

              =======         =======

LIABILITIES AND VENTURERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade
$    5,548         $    2,952
     Accrued liabilities
          2,331                 430

               _______          _______
               Total current liabilities
        7,879               3,382

               _______          _______
INITIAL LOANS PAYABLE TO PPMC                                142,586
107,382

ACCRUED RECLAMATION COSTS                                       5,226
    3,862

VENTURERS' EQUITY
     Venturers' investments
     60,062             60,062
     Accumulated deficit
    (51,507)          (47,603)

               _______          _______
               Total venturers' equity
        8,555             12,459

               _______          _______
TOTAL
      $164,246          $127,085

              =======         =======

See accompanying notes to financial statements.

CRIPPLE CREEK AND VICTOR GOLD MINING COMPANY
(A Joint Venture)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(in Thousands)
_______________________________________________________________________

1995                 1994               1993
REVENUES                                                    $    29,595       $
    21,669      $    17,971

OPERATING EXPENSES                                    23,789             27,774
           23,774

______             ______            ______
INCOME (LOSS)  FROM OPERATIONS             5,806              (6,105)
 (5,803)

______             ______            ______

     Other income (expense)                                          47
           14                    20
     Interest expense                                                (9,507)
         (3,259)            (2,755)

______             ______            ______

               Total other expense - net                        (9,460)
    (3,245)            (2,735)

______             ______            ______

NET LOSS                                                      $     (3,654)
$     (9,350)      $    (8,538)

======           ======           ======

See accompanying notes to financial statements.

CRIPPLE CREEK AND VICTOR GOLD MINING COMPANY
(A Joint Venture)

STATEMENTS OF VENTURER'S EQUITY
YEARS ENDED DECEMBER 31, 1995 1994 AND 1993
(in Thousands)
_______________________________________________________________________

Venturers'    Accumulated

Investments       Deficit          Total
BALANCES AT DECEMBER 31, 1992              $  60,062   $  (29,215)    $  30,847

     1993 Net Loss
            (8,538)        (8,538)
     1993 Distribution
              (250)           (250)

_______      _______      _______
BALANCES AT DECEMBER 31, 1993              $  60,062   $  (38,003)    $  22,059

     1994 Net Loss
            (9,350)        (9,350)
     1994 Distribution
              (250)           (250)

_______      _______      _______
BALANCES AT DECEMBER 31, 1994              $  60,062   $  (47,603)    $  12,459

     1995 Net Loss
            (3,654)        (3,654)
     1995 Distribution
              (250)           (250)

_______      _______      _______
BALANCES AT DECEMBER 31, 1995              $  60,062   $  (51,507)    $   8,555

=======     =======     =======

See accompanying notes to financial statements.

CRIPPLE CREEK AND VICTOR GOLD MINING COMPANY
(A Joint Venture)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(in Thousands)
_______________________________________________________________________

                      1995        1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss
              $(3,654)  $(9,350)  $(8,538)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
             Depreciation, depletion and amortization
4,811       6,851     8,195
             Lower of cost or market inventory
                write-down
                                            2,163
             Reclamation, net of cash expenditures
1,364          186        612
             Amortization of debt discount
                                       17
             Noncash interest expense financed through PPMC loan    9,507
3,259    2,733
             Loss (gain) on the sale of property, plant and equipment     (47)
       498        (23)
             Changes in assets and liabilities:
                Inventory
              (18,173)      7,345   (5,211)
                Prepaid expenses
                 52            41      (105)
                Accounts payable - trade
        2,596       1,385        594
                Accrued liabilities
             1,901        (152)       328
                Other
                                                         4

                    ______     ______   ______
                Net cash provided by (used in)
                operating activities
           (1,643)     10,063        769

                    ______     ______   ______
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures
       (20,922)   (68,465)  (7,383)
     Proceeds from the sale of property, plant and equipment               50
     7,711       178

                    ______     ______   ______
             Net cash used in investing activities
(20,872)   (60,754) (7,205)

                    ______     ______   ______
CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from PPMC
       22,760      50,940    7,744
     Repayment of long-term debt
                                (1,059)
     Distributions to venturers
          (250)         (250)    (250)

                    ______     ______   ______
             Net cash provided by financing activities
22,510       50,690    6,435

                    ______     ______   ______
NET INCREASE (DECREASE) IN CASH                                        (5)
       (1)       (1)

CASH BALANCE, BEGINNING OF YEAR                                       6
     7            8

                    ______     ______   ______

CASH BALANCE, END OF YEAR                                          $         1
 $        6   $        7

                   ======   ======   =====

See accompanying notes to financial statements.

CRIPPLE CREEK AND VICTOR GOLD MINING COMPANY
(A Joint Venture)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(in Thousands)
_______________________________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Joint Venture and Its Operations - Cripple Creek and Victor Gold Mining Company (the "Joint Venture") is a joint venture organized for the purpose of conducting exploration, development and mining of certain properties in the Cripple Creek Mining District, Teller County, Colorado. The venturers are Pikes Peak Mining Company ("PPMC") and Golden Cycle Gold Corporation ("GCG"). The Joint venture is managed by PPMC. PPMC is wholly owned subsidiary of Independence Mining Company, Inc. ("IMC") which, in turn, is an indirect wholly owned subsidiary of Minorco.

Cash and Cash Equivalents - The Joint Venture considers all highly liquid investments and investments purchased with maturities of three months of less to be cash equivalents.

Inventory - Inventories of finished goods and work in process are valued at the lower of cost (first-in, first-out which approximates average cost) or market. Inventory costs include labor, materials, depreciation, depletion and amortization, and other production costs. Finished goods include gold and silver bullion. Work in process includes unrefined and in-process gold and silver. Materials and supplies are stated at average cost.

     December 31,

  1995              1994
Finished goods                                                    $        31
      $      -0-
Work in process                                                     25,801
       1,107
Materials and supplies                                             1,571
        428

_______        _______
                                                                            $
27,403         $  1,535

======         ======

Property, Plant and Equipment - Property, plant and equipment contributed by the venturers has been recorded at the venturers' carrying values. Assets acquired and mine development costs capitalized subsequent to organization of the Joint Venture, including interest on funds borrowed to finance mine development, are stated at cost. Such capitalized interest amounted to $2,937 in 1995, $2,199 in 1994 and $621 in 1993. Depreciation, depletion and amortization is provided either on a straight-line basis over the estimated useful lives of the assets or on a units-of-production method.

The carrying value of the Joint Venture's property, plant and equipment is evaluated periodically based upon a number of factors, including undiscounted estimated future net cash flows and management's plans to develop the assets. If conditions warrant, impairment expense is recorded.

Exploration and Development - Exploration costs incurred in the initial evaluation of new mineral properties are expensed as incurred. Costs incurred to acquire mineral rights, rehabilitate or expand the capacity of the mine or develop areas in advance of production, which are expected to be recovered in the future, are capitalized.

Relamation - The Joint Venture accrues estimated final reclamation costs of mined properties over the estimated life of the mine on a units-of-production basis.

Income Taxes - Income taxes are not recorded by the Joint Venture, since any taxable income or loss is reported on the respective tax returns of the venturers.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.  JOINT VENTURE CONTRIBUTIONS AND DISTRIBUTIONS

The Amended Joint Venture Agreement defines an Initial Phase that will end when $58 million of Net Proceeds (as defined) has been distributed to the venturers, 80% to PPMC and 20% to GCG. After the Initial Phase, the Joint Venture will distribute metal in-kind, 67% to PPMC and 33% to GCG. The Amended Joint Venture Agreement also provides for a minimum annual distribution of $250 to GCG during the Initial Phase. Beginning in 1994, these minimum annual distributions are recoupable against GCG's share of any Net Proceeds. No Net Proceeds, other than the minimum annual distributions, may be distributed until repayment of existing loans made by the venturers to the Joint Venture has occurred.

Pursuant to the terms of the Amended Joint Venture Agreement, PPMC contributed net assets of the Victor Mine to the Joint Venture effective March 31, 1992. The Victor Mine, also located in the Cripple Creek District, includes mineral rights to 139 acres and a processing facility. Operations were suspended at the Victor Mine in January 1986 due principally to low gold prices, but mining resumed in 1991 and processing began in January 1992.

3.  INITIAL LOANS PAYABLE TO PPMC

During the Initial Phase, PPMC lends the Joint Venture all funds needed for operations and mine development (the "Initial Loans"). Except for the minimum annual distributions to GCG, the Initial Loans and interest thereon must be repaid prior to distribution of Net Proceeds to the venturers. The terms of the Initial Loans do not require scheduled repayments and there is no maturity date. The Initial Loans payable to PPMC bear interest at a rate of prime plus 2% (10.75% at December 31, 1995, and 9.5% at December 31, 1994), compounded annually. In 1995, 1994 and 1993, interest on the Initial Loans was $12,444, $5,455 and $3,354, respectively. The face value of the loans approximates fair value.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

The Joint Venture had the following non-cash financing and investment activities:


  Year Ended December 31,

1995           1994         1993

Non-cash interest on Initial Loans Payable
     to PPMC capitalized to property                  $  2,937      $  2,199
 $   621

Joint Venture cash receipts are received by PPMC and payroll expenditures are paid by PPMC and are recorded as corresponding increased of decreased to the Initial Loan account. Such cash receipts and expenditures are reflected in the related underlying accounts in the statement of cash flows.

5. RELATED-PARTY TRANSACTIONS

In the normal course of business, PPMC charges the Joint Venture for its costs and expenses incurred on behalf of the Joint Venture, including salaries of its employees performing work directly for the benefit of the Joint Venture. Total charges to the Joint Venture from PPMC related to such costs were $12,847, $6,435 and $5,628 during 1995, 1994 and 1993, respectively. In addition, PPMC is paid a management fee of the lesser of the actual costs incurred of 3% of equipment purchases and 7% of allowable cash costs. Allowable cash costs exclude labor, equipment purchases, management fees, property rentals and royalties. Total management fees charged to the Joint Venture from PPMC were $1,124 in 1995, $972 in 1994 and $1,386 in 1993.

The Joint Venture leases certain mine equipment from PPMC. The leases may be renewed annually, at the option of the Joint Venture. In August 1994, lease charges were suspended by PPMC until active mining resumed in January 1995. Total charges to the Joint Venture from PPMC related to such leases were $1,279, $692 and $1,518 during 1995, 1994 and 1993, respectively.

Sales to a refiner, who is an affiliate of PPMC through common ownership, amounted to $54 and $2,095 for the years ended December 31, 1995 and 1994, respectively. Sales to the affiliated refiner were made at prevailing market terms.

6.  COMMITMENTS AND CONTINGENCIES

In 1994, the Joint Venture entered into a sale leaseback transaction with an unrelated party for certain mobile equipment. The sale price was equal to the Joint Venture's carrying value. The lease meets the criteria of an operating lease. Rentals under leases which meet the criteria of operating leases were approximately $2,882, $1,832 and $1,832 during 1995, 1994 and 1993, respectively.  Future rental payments under noncancelable leases are as follows:

For the Year Ended December 31:

          1996
         $      1,535
          1997
                 1,595
          1998
                 1,649
          1999
                 1,927
          2000
                 1,941
          Thereafter
               1,711

              ________

             $    10,358

             ========
The Joint Venture leases various mining claims. As a result, the Joint Venture is required to pay certain annual amounts and/or royalties in order to maintain these titles and leases. Future minimum payments under advance royalty agreements are as follows:

For the Year Ended December 31:

          1996
         $         140
          1997
                      50
          1998
                      50
          1999
                      50
          2000
                      50
          Thereafter
                  200

              ________

             $         540

             ========

The Company is involved in certain litigation in the normal course of business.
 Management believes these matters will be resolved without a material adverse effect on the Joint Venture.

                                                          * * * * *

                                        Consent of Independent Auditors





The Board of Directors
Golden Cycle Gold Corporation

We consent to the incorporation by reference in the Registration Statement (No. 33-62952) on Form s-8 of Golden Cycle Gold Corporation of our report dated January 24, 1996, relating to the balance sheets of Golden Cycle Gold Corporation as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of Golden Cycle Gold Corporation.





KPMG Peat Marwick LLP

Denver, Colorado
March 20, 1996