Form 10-Q
period 1996-03-31
GOLDEN CYCLE GOLD CORP
filed 1996-05-15
CIK 719754


PART I. - FINANCIAL INFORMATION

                              GOLDEN CYCLE GOLD CORPORATION

                                            BALANCE SHEETS


           March 31,    December 31,

                1996                 1995

          (Unaudited)

          _________      _________
Assets
_________________________________________
Current assets:
     Cash and cash equivalents                                            $
59,228       $      9,840
     Short-term investments
492,426           354,118
     Interest receivable and other current assets                        15,298
                 492

          _________      _________

               Total current assets
    566,951           364,450

Assets held for sale
    176,907           176,907
Property and equipment
    6,020               7,033
Investment in mining joint venture (Note 2)
- - -                      -

           _________      _________

           $   749,878       $  548,390

Liabilities and Shareholders' Equity
_________________________________________

Accounts payable and accrued liabilities                           $
7,461       $    14,056

Deferred Revenue
     20,000             20,000

Shareholders' equity:
     Common Stock - no par value.
          Authorized 3,500,000 shares; issued and
          outstanding 1,573,050 shares
4,989,737        4,989,737
     Additional paid-in capital
1,927,736        1,927,736
     Accumulated deficit
(6,195,056)     (6,403,139)

          _________      _________
Total shareholders' equity
722,417           514,334

          _________      _________

           $  749,878      $   548,390

See Accompanying Notes to Financial Statements

                            GOLDEN CYCLE GOLD CORPORATION

            STATEMENTS OF OPERATION AND ACCUMULATED DEFICIT
                                   FOR THE THREE MONTHS ENDED
                                           March 31, 1996 AND 1995
                                                (Unaudited)

                                                                    Three
Months Ended


March 31,

____________________
                                                                      1996
         1995
                                                                  _________
_________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                                 $  250,000
250,000
Other operating revenue                                  13,602              -
                                                                  _________
_________
          Total operating revenue                      263,602       250,000

Expense, general and administrative             (61,592)      (77,438)
                                                                  _________
_________
          Operating income                                202,010       172,562

Other income (expenses):
     Interest and other income                             6,073          6,476
     Interest expense                                              -
  (2,210)
                                                                  _________
_________
                                                                          6,073
         4,266
                                                                  _________
_________

          Net income                                      $  208,083    $
176,828
                                                                  _________
_________
Income per share                                       $        0.13    $
 0.11

Weighted average common
     shares outstanding                                  1,573,050    1,571,050


ACCUMULATED DEFICIT:
Beginning of period                                 $(6,403,139)  $(6,405,420)
                                                                  _________
_________
End of Period                                            (6,195,056)
(6,228,592)

See Accompanying Notes to Financial Statements

GOLDEN CYCLE GOLD CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
March 31, 1996 and 1995
(Unaudited)


                        1996                1995

                __________     __________

Cash flows from operating activities:
     Net Income
        $     208,083       $  176,828
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation expense
            1,013                1,195
               Increase in interest receivable
                    and other current assets
         (14,805)             (1,866)
               Increase (decrease) in accounts payable
                    and accrued liabilities
            (6,595)              1,134

                __________     __________
     Net cash provided by operating activities
187,696            177,291

Cash flows used by investing activities:
     Increase in short-term investments, net
(138,308)         (130,416)

Cash flows from financing activities:
     Cash used to retire note payable
           -              (500,000)

                 __________     __________
     Net cash used by investing and
          financing activities
           (138,308)        (630,416)

                 __________     __________
     Net increase (decrease) in cash and
          cash equivalents
              49,388         (453,125)

Cash and cash equivalents, beginning of nine months
9,840           517,427

                __________     __________
Cash and cash equivalents, end of nine months                       $
59,228     $     64,302

See Accompanying Notes to Financial Statements

GOLDEN CYCLE GOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying financial statements (other than the Balance Sheet at December 31, 1995) are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

    These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

(2)  INVESTMENT IN JOINT VENTURE

    The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 1996, the company's share of accumulated unrecorded losses from the Joint Venture is $4,376,658.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

    The Company's principal mining investment and source of cash flows is its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is Pikes Peak Mining Company ("Pikes Peak"), a wholly-owned subsidiary of Independence Mining Company.

    The Company's rights and obligations relating to its Joint Venture interest are governed by the Joint Venture Agreement. The Joint Venture is currently operating in the Initial Phase, as defined. In accordance with the Joint Venture Agreement, Pikes Peak manages the Joint Venture, and is required to finance all operations and capital expenditures during the Initial Phase.

    The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including Pikes Peak's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to Pikes Peak and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either Pikes Peak or third-party financial institutions and are repayable prior to distributions to the venture participants. The Manager reported Initial Loans, payable to Pikes Peak, of approximately $143.37 million were outstanding at March 31, 1996. To date, the Joint Venture has not earned or distributed any Net Proceeds.

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

    The Company's working capital was approximately $559,000 at March 31, 1996 compared to $508,000 at March 31, 1995. Cash provided by operations was approximately $188,000 and $177,000 in the 1996 and 1995 periods respectively. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations".

    Working capital increased by approximately $51,000 at March 31, 1996 compared to March 31, 1995 due to larger net income for the first quarter of 1996 and retention of net income during 1995. Cash provided by operations during the 1996 period increased from the 1995 period by approximately $11,000 primarily due to decreased general and administrative expenses.

    On July 11, 1994 the Company borrowed $500,000 under a promissory note bearing interest at 4.3%. The purpose of this loan was to bring the Company's total assets to approximately $1.2 million, thereby exceeding the Pacific Stock Exchange's (the "Exchange") minimum total asset criteria of $1,000,000 needed to maintain Exchange's listing of the Company's equities. The $500,000 note payable and accrued interest was paid on January 17, 1995 with proceeds from liquidating the money market account. This was made possible by a change in the Exchange's maintenance requirements which made the loan unnecessary. The Company is not currently aware of any significant future capital commitments by the Company.

    Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for several years, barring unforeseen events. The possible inflow of proceeds from the pending sale of water rights would further serve to strengthen the Company's financial condition.

  Results of Operations

    The Company had net income, for the three months ended March 31, of approximately $208,000 in 1996, compared to net income of approximately $177,000 in 1994.

    The increase in net income for the first three months of 1996 compared with the same three months of 1995 of approximately $31,000 was due to a decrease of approximately $16,000 in general and administrative expenses during the 1995 period as compared to the same three months of 1995, the elimination of interest expense, and other operating income from a company in the Republic of the Philippines during the first quarter 1996 of approximately $13,000.

    The Company continues cost reduction measures implemented during 1995 and anticipates that its budgeted general and administrative expenses in 1996 of approximately $265,000 will be at a level below forecasted revenue, plus interest income, of $270,000.

    The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 1996, the Company's share of accumulated unrecorded losses from the Joint Venture is $4,376,658.

    The Joint Venture's audited financial statements show that the Joint Venture incurred annual net losses of $3,654,000, $9,350,000, and $7,042,000 in 1995, 1994 and 1993 respectively. The Joint Venture achieved a net income of $.186 million for the three months ended March 31, 1996.

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


                                                            THE GOLDEN CYCLE
GOLD CORPORATION
                                  (Registrant)



May 13, 1996                                                  Birl W. Worley Jr.
                                                                        Birl W.
Worley Jr.

President & CEO

May 13, 1996                                                   R. Herbert
Hampton
                                                                         R.
Herbert Hampton
                                                                         Vice
President, Finance