Form 10-K/A
period 1995-12-31
GOLDEN CYCLE GOLD CORP
filed 1996-08-27
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Mark One)
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995

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

EXPLANATORY NOTE


    This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K") on Form 10-K/A amends the Form 10-K. The section of the Form 10-K which is amended hereby is as follows:

    1.   Part IV         -   Item 14  (Exhibits, Financial Statements and

         Reports on Form 8-K)


    This Amendment No. 1 adds an updated consent from KPMG Peat Marwick, the Company's independent auditors.





SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to its Form 10-K on Form 10-K/A for the year ended December 31, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized.


                        GOLDEN CYCLE GOLD CORPORATION


                               Birl W. Worley Jr.
                        By:________________________________
                               Birl W. Worley, Jr.
                               President and Chief Executive Officer


                               R. Herbert Hampton
                        By:________________________________
                               R. Herbert Hampton
                               Vice-President, Finance

Date:  August 26, 1996

Consent of Independent Auditors


The Board of Directors
Golden Cycle Gold Corporation


We consent to the incorporation by reference in the Registration Statement on Form S-3 of Golden Cycle Gold Corporation of our report dated January 24, 1996, relating to the balance sheets of Golden Cycle Gold Corporation as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of Golden Cycle Gold Corporation.


KPMG Peat Marwick LLP
KPMG Peat Marwick LLP


Denver, Colorado
August 21, 1996