Form 10-Q/A
period 1996-03-31
GOLDEN CYCLE GOLD CORP
filed 1996-08-28
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number 0-11226



GOLDEN CYCLE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

          COLORADO                                                   84-0630963
          .
(State or other jurisdiction of incorporation or organization)
            (I.R.S. Employer Identification No.)

2340 Robinson Street, Suite 209, Colorado Springs, Colorado
80904
                  (Address of principal executive offices)
                             (Zip Code)

Registrant's telephone number, including area code:   (719) 471-9013

_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days.  YES     XX      NO
     .

Number of Shares outstanding at March 31, 1996:      1,573,050

EXPLANATORY NOTE


    This Amendment No. 1 to the Interim Report on Form 10-Q/A for the quarter ended March 31, 1995 (the "Form 10-Q/A") on Form 10-Q/A amends the Form 10-Q. The section of the Form 10-Q which is amended hereby is as follows:

    1.  Part II, Other Information     -    Item #6, Exhibits and Reports on
Form 8-K
         A.  Exhibits
               Exhibit 27.  Financial Data Schedule


    This Amendment No. 1 changes the financial data schedule type from EX-5 to EX-27.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            THE GOLDEN CYCLE
GOLD CORPORATION
                                  (Registrant)



August 27, 1996                                              Birl W. Worley Jr.
                                                                        Birl W.
Worley Jr.

President & CEO

August 27, 1996                                               R. Herbert Hampton
                                                                         R.
Herbert Hampton
                                                                         Vice
President, Finance