Form 10-Q
period 1996-09-30
GOLDEN CYCLE GOLD CORP
filed 1996-11-13
CIK 719754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                                 FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1996

                                                       or

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

(State or other jurisdiction of incorporation                  (I.R.S. Employer
                or organization)
Identification No.)
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  YES  XX      NO.

Number of Shares outstanding at September 30, 1996:      1,758,050

PART I. - FINANCIAL INFORMATION

                              GOLDEN CYCLE GOLD CORPORATION

                                            BALANCE SHEETS


        September 30,    December 31,

                1996                 1995

          (Unaudited)

          _________      _________
Assets
_________________________________________
Current assets:
     Cash and cash equivalents                                           $
302,942       $      9,840
     Short-term investments
1,101,053           354,118
     Interest receivable and other current assets                        25,030
                 492

          _________      _________

               Total current assets
1,429,024           364,450

Accounts receivable, net                              261              -
Assets held for sale
   176,907           176,907
Property and equipment
 14,518               7,033
Investment in mining joint venture (Note 2)
-                      -

           _________      _________

         $ 1,620,711       $  548,390

Liabilities and Shareholders' Equity
_________________________________________

Accounts payable and accrued liabilities                         $     10,234
    $    14,056

Deferred Revenue
   20,000             20,000

Shareholders' equity:
     Common Stock - no par value.
          Authorized 3,500,000 shares; issued and
          outstanding 1,758,050 shares at September
          30, 1996 and 1,573,050 shares at
          December 31, 1995                         6,053,147        4,989,737
     Additional paid-in capital
1,927,736        1,927,736
     Accumulated deficit
(6,390,405)     (6,403,139)

          _________      _________
Total shareholders' equity
1,590,477           514,334

          _________      _________

         $ 1,620,711      $   548,390

See Accompanying Notes to Financial Statements

                            GOLDEN CYCLE GOLD CORPORATION

            STATEMENTS OF OPERATION AND ACCUMULATED DEFICIT
                        FOR THE THREE AND NINE MONTHS ENDED
                                           September 30, 1996 and 1995
                                                (Unaudited)

                                                             Three Months Ended
           Nine Months Ended

                                                                  September 30,
                September 30,
                                                           ____________________
  ___________________
                                        1996               1995          1996
            1995
                                                           _________
_________   _________   _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                          $          -
-         $  250,000        250,000
Other operating revenue                                 -                  -
           27,602                -
                                                           _________
_________    _________   _________
          Total operating revenue                       -                  -
         277,602        250,000

Expense, general and administrative    (104,754)      (66,753)      (297,989)
  (223,587)
                                                           _________
_________    _________   _________
          Operating income (loss)             (104,754)      (66,753)
(20,387)        26,413

Other income (expenses):
     Interest and other income                    16,458          7,032
  33,121          20,134
     Interest expense                                       -
 -                   -              (2,210)
                                                           _________
_________    _________   _________

          Net income (loss)                     $   (88,296)   $ (59,720)    $
12,734     $   44,337
                                                           _________
_________    _________   _________
Income (loss) per share                      $      (0.05)    $    (0.04)    $
     0.01     $      0.03

Weighted average common
     shares outstanding                           1,748,050    1,573,050
1,659,717      1,572,050

ACCUMULATED DEFICIT:
Beginning of period                          $(6,302,109) $(6,301,363)
$(6,403,139) $(6,405,420)
                                                           _________
_________    _________   _________
End of Period                                     (6,390,405)   (6,361,084)
(6,390,405)   (6,361,084)

See Accompanying Notes to Financial Statements

                                 GOLDEN CYCLE GOLD CORPORATION

                                      STATEMENTS OF CASH FLOWS
                                      FOR THE NINE MONTHS ENDED
                                           September 30, 1996 and 1995
                                                        (Unaudited)


                        1996                1995

                __________     __________

Cash flows from operating activities:
     Net Income
        $      12,734       $    44,337
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation expense
           3,038               3,037
               Increase in interest receivable
                    and other current assets
         (24,538)            (6,873)
               Increase in accounts receivable
        (261)                  -
               Decrease in accounts payable
                    and accrued liabilities
            (3,822)           (4,742)

                __________     __________
                 Net cash provided by (used in)
         operating activities
(12,849)           35,759

                __________     __________
Cash flows from investing activities:
     Increase in short-term investments, net
(746,935)          (42,665)
     Purchases of property and equipment
(10,523)                 -

                __________     __________
                 Net cash used by investing activities
(757,459)          (42,665)

                __________     __________
Cash flows from financing activities:
     Proceeds from issuance of Common Stock
1,063,410            14,125
     Cash used to retire note payable
           -             (500,000)

                 __________     __________
     Net cash provided by (used in)
          financing activities
         1,063,410         (485,875)

                 __________     __________
     Net increase (decrease) in cash and
          cash equivalents
            293,102         (492,718)

Cash and cash equivalents, beginning of nine months                       9,840
          517,427

                __________     __________
Cash and cash equivalents, end of nine months                        $
302,942     $      24,646
See Accompanying Notes to Financial Statements

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

(2)  INVESTMENT IN JOINT VENTURE

    The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of September 30, 1996, the Company's share of accumulated unrecorded losses from the Joint Venture is $4,449,458.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

    The Company's principal mining investment and source of cash flows has been its interest in the Joint Venture, and in 1996 proceeds from the sale of Common Stock (see discussion below). The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is Pikes Peak Mining Company ("Pikes Peak"), a wholly-owned subsidiary of Independence Mining Company.

    The Company's rights and obligations relating to its Joint Venture interest are governed by the Joint Venture Agreement. The Joint Venture is currently operating in the Initial Phase, as defined. In accordance with the Joint Venture Agreement, Pikes Peak manages the Joint Venture, and is required to finance all operations and capital expenditures during the Initial Phase.

    The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including Pikes Peak's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to Pikes Peak and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either Pikes Peak or third-party financial institutions and are repayable prior to distributions to the venture participants. The Manager reported Initial Loans, payable to Pikes Peak, of approximately $148.3 million were outstanding at September 30, 1996. To date, the Joint Venture has not earned or distributed any Net Proceeds.

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

    The Company's working capital was approximately $1,419,000 at September 30, 1996 compared to $391,000 at September 30, 1995. Cash used in operations was approximately $13,000 in the 1996 period as compared to cash provided by operations of approximately $36,000 in the 1995 period. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations".

    Working capital increased by approximately $1,028,000 at September 30, 1996 compared to September 30, 1995. The increase resulted primarily from the sale of 170,000 shares of the Company's common stock to two mutual funds which are part of the Bull & Bear Mutual Fund group for aggregate gross proceeds of $1,020,000. The shares are "restricted" under the federal securities laws, although the Company has agreed to register the shares for public resale. The exercise of options for an aggregate of 15,000 shares of the Company's common stock by two Directors of the Company during the third quarter provided an additional $83,000.

    Approximately $49,000 more cash was used in operations during the 1996 period when compared to the cash provided by operations in the same period in 1995, primarily due to an increase in interest receivable and other current assets of $24,000, and reduced net income of approximately $31,000.

    The Company committed $200,000 as start-up capital for a Philippine subsidiary in October 1996. The Company is exploring the possibility of engaging, through the subsidiary, in mining activities in the Republic of the Philippines which, if undertaken, would require significant capital expenditures.

    Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for several years, barring unforeseen events. However, the Company anticipates that its Philippine subsidiary will enter into an agreement with a Philippine mining company by the end of 1996, pursuant to which it will begin exploration and development activities in the Philippines. In such event, a substantial portion of existing working capital will be required to fund Philippine operations during at least the first two years. If opportunities to economically expand Philippine operations beyond initial exploration are available, additional working capital not currently on hand may also be needed.
 There is no assurance that the Company will be able to obtain such additional capital, if required. Furthermore, if such operations are commenced, it is unlikely they would generate positive cash flow and/or profit for several years. The possible inflow of proceeds from the pending sale of water rights would further serve to strengthen the Company's financial condition.

Results of Operations

    The Company had net income, for the nine months ended September 30, of approximately $13,000 in 1996, compared to net income of approximately $44,000 in 1995.

    The decrease in net income for the first nine months of 1996 compared with the same nine months of 1995 of approximately $31,000 was due to an increase of approximately $74,000 in general and administrative expenses during the 1996 period, partially offset by the elimination of interest expense, increased interest income and other operating revenue of approximately $28,000 from a non-affiliated company in the Republic of the Philippines for consulting services. Approximately $48,000 of the increase in general and administrative expenses was attributable to expenses incurred in connection with investigating the possibility of establishing operations in the Philippines; the remainder of the increase was largely attributable to increased salary expense.

    The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of September 30, 1996, the Company's share of accumulated unrecorded losses from the Joint Venture is $4,449,458.

    The Joint Venture's audited financial statements show that the Joint Venture incurred annual net losses of $3,654,000, $9,350,000, and $7,042,000 in 1995, 1994 and 1993 respectively. The Joint Venture incurred a net loss of $115,000 (unaudited) for the nine months ended September 30, 1996.

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


                                                            THE GOLDEN CYCLE
GOLD CORPORATION
                                  (Registrant)



                        /s/ Alan P. Ploesser

                        Alan P. Ploesser
                        Chairman of the Board of Directors

                        /s/ R. Herbert Hampton

                        R. Herbert Hampton,
                        Vice President, Finance
November 12, 1996