Form 10-K
period 1996-12-31
GOLDEN CYCLE GOLD CORP
filed 1997-04-01
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such
filing requirements for the past 90 days.    x Yes            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Disclosure contained herein
Disclosure not contained herein   x

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10,854,000. This calculation is based on the average of the bid and asked prices of the common stock on the Pacific Stock Exchange on March 24, 1997.

The number of shares of the Registrant's Common Stock, outstanding as of March 24, 1997 was 1,870,050.

DOCUMENTS  INCORPORATED BY REFERENCE:

    Document            Part of the Form 10K into
Definitive Proxy Statement        which the Document is incorporated
to Shareholders              Part III, Items 10, 11, 12 & 13

    This Annual Report on Form 10-K contains certain forward looking statements. Actual results could differ materially from those projected in the forward looking statements as a result of certain factors, described elsewhere herein, including but not limited to fluctuations in the market price of gold, uncertainties regarding the ability of the Joint Venture to operate profitably and uncertainties regarding the Company's activities in the Republic of the Philippines.

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

    The primary business of the Company has been its participation in the Cripple Creek & Victor Gold Mining Company, a joint venture (the "Joint Venture") with Pikes Peak Mining Company ("Pikes Peak"), a wholly-owned subsidiary of Independence Mining Company Inc. ("IMC"). IMC is a wholly owned subsidiary of Minoroco (U.S.A.) Inc. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado.

    In addition to its Joint Venture activities, the Company is seeking to participate in gold and copper mining activities in the Republic of the Philippines. The Company incorporated Golden Cycle Philippines, Inc. ("GCPI"), a wholly-owned subsidiary, under the laws of the Philippines on November 12, 1996, and GCPI has recently entered into an agreement with Benguet Corporation, a Philippine mining company, providing for their joint participation in the exploration, development and production of mining properties in certain areas of the Philippines. See "Description of Philippine Activities" for further information regarding the proposed activities of GCPI in the Philippines.

    As of December 31, 1996, the Company had a total of 9 employees.

Description of Mining Joint Venture

    The Company's interest in the Joint Venture was received in exchange for the Company's rights to gold mining properties in the Cripple Creek Mining District of Colorado. The rights and obligations of the parties are covered by an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") dated and effective January 1, 1991, between Pikes Peak and the Company. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado and the Company's participation in the Joint Venture constitutes the primary business activity of the Registrant. Pikes Peak serves as the manager (the "Manager") of the Joint Venture. The Joint Venture's principal mining operations are conducted at the Cresson mine, where commercial production was commenced in the first half of 1995.

            The Joint Venture Agreement defines an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid and (ii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed to the joint venturers in the proportion of 80% to Pikes Peak and 20% to the Company. After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to Pikes Peak and 33% to the Company. Notwithstanding the foregoing, the Company will generally be entitled to receive, in each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves (if that occurs prior to the end of the Initial Phase), a minimum annual distribution of $250,000 (each, a "Minimum Annual Distribution"). The first three Minimum Annual Distributions were not deemed to be a distribution of Net Proceeds to the Company and will not be applied against the Company's share of any Net Proceeds. The Minimum Annual Distributions received on January 15, 1994 and after constitute an advance on Net Proceeds and will be recouped against future distributions allocable to the Company.

            The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the "Initial Loans") to the Joint Venture by either Pikes Peak or, if such loans are available at a lower cost than from Pikes Peak, financial institutions. Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers. The audited Joint Venture financial statements reported that as of December 31, 1996, the Joint Venture had $149.3 million in Initial Loans payable to Pikes Peak. After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

    The Joint Venture recorded net income of $1.93 million for the year ended December 31, 1996. However, prior to 1996, the Joint Venture incurred substantial losses during each year of operation, including net losses of $3.65 million for the year ended December 31, 1995 and $9.35 million for the year ended December 31, 1994. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is volatile and subject to speculative movement, and the efficiency of the Cresson mining operation.

    Whether future gold prices and the results of the Joint Venture's operations will reach and maintain a level necessary to repay the Initial Loans, complete the Initial Phase, and thereafter generate net income cannot be assured. Based on the amount of Initial Loans payable to the Manager and the uncertainty of future operating revenues, management of the Company believes that, without a significant and sustained increase in the prevailing market price for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

    Description of  Joint Venture Mining Operations
(The Manager provides the Company with detailed information on the activities and operations of the Joint Venture. The following description of the Joint Venture's operations is derived from information made available by the Manager, upon whom reliance is placed, together with information independently developed by the Company.)

    In 1995, the Joint Venture completed construction of the required infrastructure for the Cresson mine and began mining operations, with the first Cresson gold pour occurring on February 14, 1995. During 1995, Phase 1 of the Cresson leach pad was completed, and the earth work construction necessary to prepare the ground for the 1996 construction of the Phase 2 expansion of the Cresson leach pad was finished.

    In 1996, the Joint Venture completed its first full year of Cresson
operations, and   Phase 2 of the Cresson leach pad was completed.  The Manager reported that for 1996:

     o Gold ounce production was 5% over budget (175,000 troy ounces versus 166,000 troy ounces)

     o Tonnage placed on the leach pad was 15% over budget (9,900,000 tons versus
          8,600,000 tons)

     o     Cash production costs were 9% under budget ($209 per ounce versus
$227 per
          ounce)

     The Joint Venture's strategy for 1997 is:

     o     Mine the Cresson location throughout the year.
    -  Mine 9,500,000 MM tons of gold ore
    -  Produce 198,000 troy ounces of gold
     o Wash-down and conduct concurrent reclamation of the Victor leach pad and recover limited quantities of gold from the pad washing solution.
     o Conduct limited development and exploration drilling within the area of interest.
     o Drill and analyze twelve deep (1,500 to 2,000 vertical feet) exploration targets within the area of interest.

    Cresson Project

    The Joint Venture produced 172,149 troy ounces of gold from the Cresson Project during 1996, and mined 9.8 million tons of gold ore. The ore mined was calculated by the Joint Venture to: average .031 troy ounces of gold per ton; contain approximately 243,062 troy ounces of gold; and ultimately recover approximately 207,415 troy ounces of gold (approximately 71% of the contained ounces).

    The Joint Venture estimates that, as of December 31, 1996, Cresson ore containing approximately 408,355 gross contained troy ounces of gold had been placed on the leach pad and at year end 1996, the leach pad contained approximately 112,000 troy ounces of recoverable gold.

    Plans: The Joint Venture's goal for 1997 is to produce 198,000 troy ounces of gold from the Cresson operation. Gold production is projected to stabilize at approximately that level through the estimated 6 year life of the mine, according to the Joint Venture's revised mine plan. However, the Company believes that additional exploration of the Cresson deposit may extend the mine life.

    During 1997 the Joint Venture plans to mine approximately 9,500,000 tons of ore from the Cresson mine at a project stripping ratio of about 1.4:1, and an average project life grade of .0252 troy ounce of gold per ton.

    Although speculative, the Company believes that, based upon its own analysis, future Cresson exploration may indicate additional gold ore mineralization at depth, to the south and to the east of the existent Cresson ore reserve. Prior to the formation of the Joint Venture, a continuous, drill indicated, bulk minable gold resource was found by the Company on and below the Cresson 2,300 level and in the Cresson lateral approximately 1,700 and 2,000 feet, respectively, vertically below the identified Cresson ore reserve. The Joint Venture continues to expand the Cresson ore reserve.

    Victor Leach Pad

    During 1996, the Joint Venture recovered 2,461 troy ounces of gold from processing the now discontinued Victor leach pad. The leach pad was placed into a "wash down" status during the second half of the year. During wash down the Joint Venture will prepare the leach pad for reclamation by circulating solution through the leach pad to cleanse it of sodium cyanide. The Joint Venture anticipates that modest quantities of gold will continue to be recovered from processing the reclamation wash-down solution of the Victor leach pad. Recovery of gold from the wash solution will continue so long as economic. This pad contains ore from two previous open pits, the Ironclad and Globe Hill pits. Mining in the Ironclad open pit was completed May 20, 1994, and mining in the Globe Hill open pit was completed September 20, 1993. This leach pad will be completely reclaimed as soon as possible following certification of its de-toxification through washing.

    Employment

    Employment for the Joint Venture increased to 271 at December 31, 1996, up from 253 at December 31, 1995. Pikes Peak provides the work force required by the Joint Venture, which has no employees. The additional staff was required primarily by increased mine production levels. The Manager's full production staffing level is projected at 277 for 1997.

            Environment

            The Joint Venture's balance sheet at December 31, 1996 reflects a total of $7.16 million in accrued reclamation liabilities. The Joint Venture has 840 acres under financial warranty as of March 1997 within its mining permit of 2,027 acres. IMC has posted a $20.87 million bond on behalf of the Joint Venture with the Colorado Mined Land Reclamation Board to ensure the reclamation of mining disturbances.

    Current reclamation projects include: reclamation of selected exploration drill sites; de-toxification and reclamation of the Victor leach pad; reclamation of the Ironclad and Globe Hill waste rock side walls; continued stockpiling of topsoil for future reclamation; complete reclamation of the "ARM" leach pad and removal of the associated process plant (purchased during 1996); and removal of a detoxified leach pad.

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

    Gold Reserves

    During 1996, as part of its determination of the Joint Venture reserves, the Joint Venture re-computed the district ore deposit reserves. The ore reserves are shown in the table below. The ore reserves were audited by Mine Development Associates, Inc.

Cripple Creek & Victor Gold Mining Company
Gold Ore Reserve Estimate as of December 31, 1996 *

                                ORE             ORE         CONTAINED
RECOVERABLE   WASTE
                               TONS         TENOR          OUNCES
OUNCES           TONS
                               (000's)        (TROY)
            (TROY)            (000's)
                            ________    _________   ____________
____________    ________
Cripple Creek
Victor district       89,745          0.0252           2,258,792
1,964,803         126,380
                            ________    _________   ____________
____________    ________

* These gold reserve figures were estimated based on a $400 per troy ounce gold price for all district deposits, and are subject to various royalties. There can be no assurance, however, that the Joint Venture can earn a profit when the market price of gold equals or exceeds the gold price used in estimating those reserves. During 1996 the average price of gold sold by the Joint Venture was $386.64 per troy ounce.

** Recoverability of contained ounces is based on heap leaching and metallurgical testing. District recoverability varies by ore type. The recoverable ounces shown are based on weight proportion metallurgical averages for all deposits.

    The above estimates are based upon drill inferred data and are a combination of "proven" and "probable" reserves. The classifications of proven and probable are taken from the Securities and Exchange Commission's Guide 7.
    Proven (Measured) Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of reserves are well established.
    Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are other wise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
    The ore reserve figures set forth above are estimates and no assurance can be given that any particular level of recovery of gold from ore reserves will in fact be realized.

         Exploration

    During 1996, the Joint Venture completed over 333,000 feet of core and rotary drilling, of which 25,147 feet were core samples and the remainder was reverse circulation drilling. The drilling effort primarily focused on development drilling in the Cresson project area. The Joint Venture spent approximately $413,000 on exploration and $3,979,000 on development drilling.

    The Cresson development drilling program fully replaced 1996 production, adding 13,921,000 tons of ore and 437,411 contained troy ounces of gold to the reserves estimate.

    During 1997 the Joint Venture plans to spend approximately $1.0 million on exploration activities and $2.6 million on development work.

    Gold Production and Sales

    Total production from the Cresson and Victor projects for the year ended December 31, 1996 was 174,611 troy ounces of gold and 38,273 troy ounces of silver. 174,617 troy ounces of gold were sold at an average price of approximately $386.64 per ounce for approximately $67,514,000. Silver sales for the year of 35,126 troy ounces of silver at an average price of $5.27 per ounce yielded approximately $185,000. Total revenue from metal sales was approximately $67,699,000.

    Distribution of Proceeds and Other Financial Aspects

    The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 1997. Subsequent payments of the same amount will be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining. The payments made on January 15, 1994, 1995, 1996 and 1997 and subsequent annual payments constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of net proceeds. After recovery by the Manager of these advances, if the Company's share (20% in the Initial Phase) of Net Proceeds exceeds the Minimum Annual Distribution, the larger amount will be distributed to the Company. The Joint Venture recorded net income of $1.93 million for the year ended December 31, 1996.

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

    As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company did not record its share of Joint Venture income in 1996 or of the Joint Venture's losses in 1995 and 1994. The Company's share of the 1996 Joint Venture net income was $386,000. The Company's share of Joint Venture losses was $730,800 and $1,870,000 in 1995 and 1994 respectively. As of December 31, 1996, the Company's accumulated unrecorded losses from the Joint Venture are $4,027,858.

Description of Philippine Activities

    During 1996 Company formed a wholly owned Philippine subsidiary, Golden Cycle Philippines, Inc. (GCPI), for the purpose of exploring for gold and gold/copper deposits in the Republic of the Philippines. This subsidiary has entered into an exploration and operating agreement with Benguet Corporation (the "BGA Agreement") covering mineral property acquisition, exploration, development, permitting, and mining in the eastern Mindanao gold belt. The cost of activities undertaken under the BGA Agreement will be shared by GCPI and Benguet on a 50-50 basis, with all interests acquired owned equally. GCPI, as stipulated in the BGA Agreement, will purchase and operate all interests acquired for the account of the BGA Agreement. GCPI is in the process of negotiating for the acquisition of high potential mineral properties in the areas of interest, subject to the approval of the Boards of Directors of Benguet and the Company. Although Benguet and GCPI have identified certain properties, including properties owned or controlled by Benguet, which they believe are appropriate for inclusion within the BGA Agreement, there is no assurance, however, that such properties, or any other properties which GCPI or Benguet believe are appropriate for inclusion within the BGA Agreement will be available on acceptable terms.

    GCPI is also conducting negotiations with other parties for mineral property acquisition in other portions of the Philippines for its own account, subject to approval of the Company's Board of Directors.

    There is no assurance that any properties or interests therein acquired pursuant to the BGA Agreement, or which GCPI acquires for its own account, will contain mineral deposits which can be commercially exploited, or that permits for mining such deposits can be secured.

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

    From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States. It is estimated that approximately 21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation. The Joint Venture has added about 507,000 troy ounces of gold to this total during the period 1985 through 1996. The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle. Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts are unsuitable for current operation without substantial rehabilitation.
 The Joint Venture is not currently operating underground.

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

            Objections to the transfer were filed by the cities of Victor and Colorado Springs, the Mountain Mutual Water Company, Landau/Lichtenberg and the Joint Venture. The City of Cripple Creek has submitted the required well permits, published a First Amendment to Application for Change of Point of Diversion, laid the water lines, and has drilled the required wells.

    In December 1996, the sale of the first 125 acre feet of water for the minimum price of $312,500 was completed. Approximately 75% of the purchase price was paid by the City of Cripple Creek through delivery of a promissory note bearing interest at the rate of 8%, interest and principal payable in annual installments through 2001 with the installment calculated on the basis of a 15 year term, with the balance of the principal payable at the end of 2001. The sale of all or a portion of the remaining acre feet subject to the agreement will be completed if, and when the Water Court approves such transfer.

ITEM 3.  LEGAL PROCEEDINGS

    No material legal proceedings to which the Company is a party are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of 1996.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

Market Information

           The Company's Common Stock has been listed and traded on the Pacific Stock Exchange since 1987 (except during the period from July 6, 1994 to August 30, 1994, as discussed below), and from July 1, 1983 until June 30, 1992 was quoted on NASDAQ. The Company's trading symbol is GCC on the Pacific Exchange.
 The following table shows the high and low bid price per share on the Pacific Stock Exchange for each calendar quarter since January 1, 1995.

Price Range For:                             HI              LOW
_________________________________    __________        __________
Quarter ended December 31, 1995                  12 -3/4                 8 -1/4
Quarter ended September 30, 1995                    9 -1/2                 8
-1/4
Quarter ended June 30, 1995                              8 -3/4
7 -7/8
Quarter ended March 31, 1995                           9 -3/8                 8
Quarter ended December 31, 1995                     8 -5/8                 8
-1/8
Quarter ended September 30, 1995                     8 -7/8                8
-1/4
Quarter ended June 30, 1995                            10
  8 -1/2
Quarter ended March 31, 1995                         10
6 -1/4


    Bid prices are between dealers and do not include mark-ups, mark-downs, or commissions, nor do they necessarily represent actual transactions.

    The Pacific Stock Exchange (the "Exchange") suspended trading in the Company's Common Stock on July 6, 1994 after a decision by the Exchange's Delisting Committee to delist the Company's equities because the Company's total assets were below the Exchange's minimum criteria of $1,000,000 to maintain listing. On July 11, 1994 the Company obtained a loan of $500,000 which brought its total assets to approximately $1.2 million, and submitted an appeal to the Exchange, which resulted in the Exchange relisting the Company's Common Stock on August 30, 1994. Subsequently, the Exchange informed the Company that effective January 1995 the asset requirement for the Company to maintain an equities listing on the Exchange would change from a total asset based requirement to a net tangible asset requirement of a minimum of $500,000.
 The Company believes that it complies with the Exchange's minimum net tangible asset maintenance requirement as of December 31, 1996, and expects that it will continue to comply with that requirement during 1997.

    During the three years ended December 31, 1996, the Company sold a total of 270,000 shares of Common Stock in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act").
Information relating to each of these transactions is set forth below:

                               Number of Shares
              Name of           Shares      Consideration
Date of Sale            Purchaser      Purchased              Paid     _


May 16, 1996       Midas Fund, Inc.    150,000        $  900,000

May 16, 1996       Bull & Bear           20,000           120,000
              Investors, Ltd.

Dec.  6, 1996      Midas Fund, Inc.    100,000         1,000,000

    In each of the transactions listed above, the consideration paid for the shares consisted entirely of cash. Each of the transactions was effected pursuant to the exemption provided by Section 4 (2) under the Act based on written representations made to the Company by the respective purchasers, each of which is registered as an investment company under the Investment Company Act of 1940.

Holders of the Company's Common Stock
    The number of holders of record of the Company's Common Stock as of March 24, 1997 was 1232. The number of holders beneficial owners for whom shares are held in "street name" as of March 24, 1997 is believed to be more than 750.

Dividends
    The Company has not paid any dividends. The Company does not anticipate the payment of any dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

                                     1996               1995              1994
            1993              1992
                 _________     _________     ________     _________
_________
Revenues  (1)          $   250,000     $   250,000    $   250,000    $
250,000     $    25,000

Other Revenues            346,000            25,000           33,000
22,000                -

Expenses                      452,000          273,000         465,000
362,000          434,000

Share of Mining Joint
Venture losses  (2)              -                      -                     -
                    -              991,000

Net Profit (Loss)          144,000              2,000       (182,000)
(90,000)    (1,400,000)

Net Profit (Loss)
     Per Share                      0.08                   -    (3)
(0.12)             (0.06)             (0.90)

Total Assets              2,743,000           548,000      1,033,000
694,000         702,000

Long term obligations       - - - -              - - - -             - - - -
         - - - -             - - - -

(1) Revenues in 1996, 1995, 1994 and 1993 include the Minimum Annual Distribution. See Management's Discussion and Analysis below, and Notes 1 and 4 to the financial statements for a description of the accounting for the Minimum Annual Distribution.

(2) The Joint Venture recorded net income of $1.93 million for the year ended December 31, 1996. The Company has not recorded its share of the Joint Venture net income for the 1996 period ($386,000), and did not record its share of the Joint Venture's losses in 1995, 1994 and 1993 ($730,800, $1,870,000 and
$1,707,600 respectively) because its Joint Venture investment balance was reduced to zero in 1992. The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($4,027,858 as of December 31, 1996) are recovered. See Management's Discussion and Analysis below, and Notes 1 and 4 to the financial statements.

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

    During 1996, the Company began exploring the possibility of engaging in gold and copper mining activities in the Republic of the Philippines. The Company incorporated Golden Cycle Philippines, Inc. ("GCPI"), a wholly-owned subsidiary, under the laws of the Philippines on November 10, 1996. During 1996 the Company expended approximately $47,000 to support GCPI operations, and an additional $43,600 was used to retain a Philippine consultant, Louisito B. Albarracin, to assist in the formation of GCPI, and to provide technical assistance in the initial evaluation of mining opportunities in the Philippines. Mr. Albarracin is currently the President and Chief Operating Officer of GCPI.

    The Company's working capital was $2,333,300 at December 31, 1996 compared to $350,394 at December 31, 1995. Cash used in operations was $124,971 in 1996 compared to cash provided by operations of $4,962 during 1995. The increase in cash used in operations during 1996 was primarily due to the commencement of operations in the Philippines.

    Working capital increased by approximately $1,983,000 at December 31, 1996 compared to December 31, 1995. The increase resulted primarily from two separate sales of the Company's common stock during 1996: (i) an aggregate of 170,000 shares were sold to two mutual funds which are part of the Bull & Bear Mutual Fund group for aggregate gross proceeds of $1,020,000 in May 1996, and
(ii) 100,000 shares were sold to one of the same mutual funds for aggregate gross proceeds of $1,000,000 in December 1996. The shares are "restricted" under the federal securities laws, although the Company has registered for public resale the 170,000 shares sold in May 1996, and has agreed to register for public resale the 100,000 shares sold in December 1996. The exercise of options for an aggregate of 27,000 shares of the Company's common stock by two Directors of the Company during the year provided an additional $132,000.

    Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for several years, barring unforeseen events. However, the Company anticipates that its Philippine subsidiary will begin exploration and development activities in the Philippines in 1997. A substantial portion of existing working capital will be required to fund Philippine operations during at least the first two years. During 1997, the Company has budgeted approximately $240,000 to support GCPI in its search for gold and copper mining opportunities in the Philippines. If opportunities to economically expand the Philippine operations are available and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required. Furthermore, if such operations are commenced, it is unlikely they would generate positive cash flow and/or profit for several years.

 Results of Operations

    The Company reported a net income of $144,000 for the year ended December 31, 1996 as compared to a net income of approximately $2,000 for 1995 and a net loss of $182,000 for 1994.

    The increase in net income in 1996 compared to 1995 was due to a gain of $268,000 from the sale of certain water rights to the City of Cripple Creek, higher investment income of approximately $25,000 and other operating revenue of approximately $28,000 from a consulting engagement in the Philippines. The additional revenue generated was partially offset by increased general and administrative costs incurred in connection with the Company's Philippine initiative of $91,000, hiring additional personnel in the Colorado Springs office and providing salary increases for the Company's executive officers totaling approximately $10,000.

    The achievement of a net income in 1995 compared to a loss in 1994 was the result of the implementation of stringent cost reduction measures with respect to general and administrative expenses, resulting in reductions of approximately $186,000, elimination of interest expense with the liquidation of a note payable in January 1995, and a $5,000 improvement in investment income due to higher interest rates in 1995.

    The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company has not recorded its share of Joint Venture income or losses incurred subsequent to the reduction of its investment balance to zero in 1992. The Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses have been recouped. As of December 31, 1996, the Company's accumulated unrecorded losses from the Joint Venture are $4,027,858.

    The Joint Venture recorded net income of $1.93 million for the year ended December 31, 1996. The Joint Venture incurred net losses of $3,654,000 and $9,350,000 in 1995 and 1994, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by this item are included herein beginning on page 21.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

    *Information regarding items 10 through 13 has been omitted from this report because the Company intends to file, on or before April 30, 1997, a definitive Proxy Statement pursuant to Regulation 14A, containing the information required by those items, which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements                                       Page

Financial Statements of the Registrant:

            Independent Auditors' Report, KPMG Peat Marwick LLP           21

    Consolidated Balance Sheets, December 31, 1996 and 1995     22

    Consolidated Statements of Operations for the Years
      Ended December 31, 1996, 1995 and 1994                    23

    Consolidated Statements of Shareholders' Equity for the Years
      Ended December 31, 1996, 1995 and 1994                    24

    Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1996, 1995 and 1994                    25

    Notes to Consolidated Financial Statements                  26

Financial Statements of  Cripple Creek & Victor Gold
    Mining Company (A Joint Venture):

                        Independent Auditors' Report
              32

         Balance Sheets December 31, 1996 and 1995         33

         Statements of Operations for the Years Ended
           December 31, 1996, 1995 and 1994                34

         Statements of Venturers' Equity for the Years Ended
           December 31, 1996, 1995 and 1994                35

         Statements of Cash Flows for the Years Ended
           December 31, 1996, 1995 and 1994                36

         Notes to Financial Statements                     37

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

            10.2. Directors' Stock Option Plan (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement dated April 13, 1992).*

            10.3 1992 Stock Option Plan (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement dated April 13, 1992).*

    10.4 Consulting Agreement dated May 31, 1995 with Rex H. Hampton (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

    10.5  Agreement with Benguet Corporation, dated January 14, 1997.

    23.1  Consent of  KPMG Peat Marwick LLP, page 85.

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c).

Reports on Form 8-K
            No reports on Form 8-K were filed during the fourth quarter of 1996.

SIGNATURES


    Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                        GOLDEN CYCLE GOLD CORPORATION


                             By: /s/ Birl W. Worley Jr.

_________________________________
                                  Birl W. Worley Jr., Director,
                                  President, Chief Executive Officer


                             By: /s/ R. Herbert Hampton

_________________________________
                                  R. Herbert Hampton
                                  Chief Accounting and Financial Officer

Date: March 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Melvin L. Cooper
___________________________________                   March 26, 1997
Melvin L. Cooper, Director                       Date

/s/ Rex H. Hampton
___________________________________              March 26, 1997
Rex H. Hampton, Director                         Date

/s/ John A. Love
___________________________________                   March 26, 1997
John A. Love, Director                      Date

/s/ Frank M. Orrell
___________________________________         March 26, 1997
Frank M. Orrell, Director                        Date

/s/ Alan P. Ploesser
___________________________________                   March 26, 1997
Alan P. Ploesser, Director                       Date

                                          Independent Auditors' Report

The Shareholders and Board of Directors
Golden Cycle Gold Corporation

We have audited the accompanying consolidated balance sheets of Golden Cycle Gold Corporation and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                                    KPMG Peat
Marwick LLP

Denver, Colorado
March 14, 1997

       GOLDEN CYCLE GOLD CORPORATION

Consolidated Balance Sheets

December 31, 1996 and 1995
         Assets
                                 1996            1995
_______________________________________                         _________
_________
Current assets:
     Cash and cash equivalents
     $      36,268            9,840
     Short-term investments (note 2)
      2,305,866        354,118
     Interest receivable and other current assets
        9,876               492

                       _________   _________                 Total current
assets
2,352,010        364,450

Note receivable from sale of water rights (note 3)
242,500               -

Assets held for sale - water rights (note 3)
     132,680       176,907        176,907

Property and equipment, net
            15,881            7,033

Investment in mining joint venture (note 4)
        -                    -

                       _________   _________

                     $ 2,743,071        548,390

                      =========   ========

Liabilities and Shareholders' Equity
_______________________________________
Current liabilities -
     accounts payable and accrued liabilities                                $
    18,710           14,056

Deferred revenue (note 3)
                  -               20,000

Shareholders' equity (note 6):
     Common stock, no par value.  Authorized 3,500,000 shares;
          1,573,050 and 1,571,050 shares issued and outstanding       7,054,562
     4,989,737
     Additional paid-in capital
         1,927,736      1,927,736
     Accumulated deficit
          (6,258,703)   (6,403,139)
     Foreign currency translation adjustment
           766                -

                       _________   _________
               Total shareholders' equity
          2,724,361        514,334

                       _________   _________

                     $  2,743,071        548,390

                      =========   ========

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 1996, 1995 and 1994

          1996              1995          1994
Revenue
     Distributions from mining joint venture in
          excess of carrying value (note 4)                    $    250,000
   250,000       250,000
     Other - consulting fees
27,602               -                 -

     _________  _________  _________

       277,602         250,000       250,000
Expenses - general and administrative                           451,608
270,828       456,572

     _________  _________  _________
          Operating loss
(174,006)       (20,828)     (206,572)

Other income (expense):
     Interest and other income
49,849           25,319        19,979
     Gain on sale of assets
268,593               -             13,221
     Interest expense
       -              (2,210)       (9,018)

     _________  _________  _________

         318,442         23,109         24,182

     _________  _________  _________
          Net income (loss)                                            $
144,436           2,281     (182,390)

     ========  ========  ========
Income (loss) per share                                                 $ 0.08
                 *             (.12)

          ===               ===             ===
Weighted average common shares outstanding             1,839,300    1,572,383
 1,571,050

     ========  ========  ========
*Less than $.01 per share.


See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 1995, 1994, and 1993


      Additional
                                                    Common stock
paid-in      Accumulated
                                             _________________
                                             Shares           Amount
capital           deficit          Total
                                          ________       ________      ________
     ________   ________

Balances at
     December 31, 1993      1,571,050        4,975,612     1,927,736
(6,223,030)   680,318

Net Loss                                   -                       -
        -              (182,390)  (182,390)
                                          ________       ________      ________
     ________   ________
Balances at
     December 31, 1994      1,571,050        4,975,612     1,927,736
(6,405,420)   497,928

Stock options exercised           2,000             14,125             -
            -              14,125
Net Income                               -                       -
      -                    2,281        2,281
                                          ________       ________      ________
     ________   ________
Balances at
     December 31, 1995      1,573,050        4,989,737     1,927,736
(6,403,139)   514,334

Shares issued for cash
     in private placements,
     net of offering costs
     of $87,425                       270,000       1,932,575            -
                 -        1,932,575
Stock options exercised          27,000         132,250             -
            -           132,250
Net Income                                  -                    -
     -                144,436      144,436
Foreign currency
     translation adjustment             -                    -
-                        -                 766
                                          ________       ________      ________
     ________   ________
Balances at
     December 31, 1996      1,870,050    $ 7,054,562     1,927,736
(6,258,703)   2,724,361
                                          ========     ========    ========
========   ======
See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 1996, 1995 and 1994


              1996          1995           1994

          _______    _______     _______
Cash flows from operating activities:
     Net income (loss)                                                    $
144,436         2,281    (182,390)
     Adjustments to reconcile net income (loss)
          to net cash provided by (used in)
          operating activities:
               Depreciation expense
3,917          4,031          4,233
               Gain on sale of assets
(268,593)            -           (13,221)
               Decrease (increase) in interest receivable
                    and other current assets
(9,385)         (445)         1,946
               Increase (decrease) in accounts payable
                    and accrued liabilities
  4,654          (905)         1,739
               Increase in deferred revenue
-                 -             20,000
               Provision for uncollectible receivable                      -
             -             15,955

          _______    _______     _______
                         Net cash provided by (used in)
                              operating activities
(124,971)        4,962    (151,738)

          _______    _______     _______

Cash flows from investing activities:
     Decrease (increase) in short-term
          investments
(1,951,103)    (26,674)      140,662
     Purchases of property and equipment                           (12,445)
       -             (2,673)
     Proceeds from sale of assets
50,000             -             25,269

          _______    _______     _______
                         Net cash provided by (used in)
                              investing activities
(1,913,548)    (26,674)      163,258

          _______    _______     _______
Cash flows from financing activities:
     Proceeds from issuance of common stock                 2,064,825
14,125              -
     Proceeds from issuance of note payable                              -
         -             500,000
     Repayment of note payable
-        (500,000)            -

          _______    _______     _______
                         Net cash provided by (used in)
                              financing activities
2,064,825    (485,875)    500,000

          _______    _______     _______
Effect of exchange rate changes on cash                                   122
          -                -

         _______    _______     _______

                         Net increase (decrease) in cash and
                              cash equivalents
  26,428    (507,587)    511,520

Cash and cash equivalents, beginning of year                       9,840
517,427         5,907

          _______    _______     _______
Cash and cash equivalents, end of year                         $    36,268
   9,840      517,427

           ======    ======      ======


See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
________________________________________________________________________

(1)  Summary of Significant Accounting Policies

Golden Cycle Gold Corporation (the Company) acquires and develops mining properties. The Company's principal investment consists of its joint venture participation in the Cripple Creek and Victor Gold Mining Company (the Joint Venture), a precious metals mining company in the Cripple Creek Mining District of Teller County, Colorado. In addition, during 1996, the Company established operations in the Republic of the Philippines in order to participate in potential mining opportunities. As of December 31, 1996, no mineral properties had been acquired in the Philippines.

Use of Estimates

Management makes various estimates and assumptions in determining the reported amounts of assets, liabilities, revenues and expenses for each period presented, and in the disclosure of commitments and contingencies. Changes in these estimates and assumptions will occur based on the passage of time and the occurrence of future events.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated on consolidation.

Short-Term Investments

Short-term investments consist of U.S. Treasury Bills and certificates of deposit. Debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost.

Investment in Mining Joint Venture

The Company accounts for its investment in the Joint Venture on the equity method. In prior years, the Company's share of Joint Venture losses exceeded the remaining carrying value of the investment and, accordingly, the investment was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income. The Company does not record it share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is profitable, the Company does not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses have been recouped.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statement, Continued
________________________________________________________________________

Property and Equipment

Office furniture, fixtures and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from three to ten years.

Impairment of Assets

In 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, ("SFAS 121"). The adoption of SFAS 121 had no effect on the Company's consolidated financial statements.

Foreign Currency Translation

The Company uses the method of foreign currency translation whereby the assets and liabilities of its self-sustaining Philippines operations are translated into their United States dollar equivalent at rates of exchange prevailing at each balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the periods in which such items are recognized in operations. Transaction amounts denominated in foreign currencies are translated into their United States dollar equivalents at exchange rates prevailing at the transaction dates.

Gains and losses arising from translation of the consolidated financial statements of Philippine operations are included in the foreign currency translation adjustment account in shareholders' equity. Amounts in this account are recognized in the consolidated statement of operations when the related net foreign investment is reduced.

Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for stock options granted at fair market value.

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

Income (Loss) Per Share

Income (loss) per share is based on the weighted average number of shares outstanding during each year. The computation in 1994 excludes outstanding options as their effect is antidilutive.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statement, Continued
________________________________________________________________________

(2)  Short-Term Investments

The amortized cost of debt securities, which approximates fair value, at December 31, 1996 and 1995 was $1,926,261 and $294,118, respectively. All debt securities held at December 31, 1996 mature within one year. The Company held certificates of deposit of $379,605 and $111,618 at December 31, 1996 and 1995, respectively.

(3)  Assets Held for Sale

The Company owns certain water rights in Fremont County, Colorado, which it is actively attempting to sell. In December 1996, the Company sold a portion of these water rights for $70,000, $20,000 of which was received in 1994, in cash and a $242,500 secured promissory note, payable in equal annual installments over 5 years with interest a 8% per annum.

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

The Joint Venture Agreement, as amended, generally requires PPMC to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase, as defined, that will terminate when Initial Loans, as defined, have been repaid and when $58 million of Net Proceeds, as defined, has been distributed 80% to PPMC and 20% to the Company. As of December 31, 1996 Initial Loans were approximately $149 million and no Net Proceeds have been distributed. Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase, the Joint Venture will distribute metal in kind, 67% to PPMC and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company's future share of Net Proceeds.

The Company's share of Joint Venture earnings which have not been recorded in its consolidated financial statements is $386,000 in 1996. The Company's share of Joint Venture losses, which have not been recorded in its consolidated financial statements, is $731,000 and $1,870,000 in 1995 and 1994, respectively. As of December 31, 1996, the Company's accumulated unrecorded losses from the Joint Venture are $4,027,858.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statement, Continued
________________________________________________________________________

(4)  Investment in Mining Joint Venture (continued)

The condensed balance sheets of the Joint Venture as of December 31, 1996 and 1995 are summarized as follows:

                    1996                 1995

       _______          _______
                          Assets
_________________________________
Inventory                                                                    $
   35,524             27,403
Other current assets
    334                   58

       _______          _______
          Total current assets
35,858             27,461

Fixed assets and mine development costs                       147,260
136,785

       _______          _______
          Total assets                                                       $
183,118           164,246

      =======         =======
Liabilities and Venturers' Equity
_________________________________
Current liabilities                                                       $
10,043              7,879
Payable to PPMC
149,327           142,586
Capital lease obligations
7,196                   -
Accrued reclamation costs
6,317               5,226

       _______          _______
          Total liabilities
172,883           155,691

Venturers' equity
10,235               8,555

       _______          _______
          Total liabilities and venturers' equity               $  183,118
     164,246

      =======         =======

The condensed statements of operations of the Joint Venture for each of the three years ended December 31, 1996 are summarized as follows:

                                                                 1996
     1995               1994
                                                            _______
_______         _______

(in thousands)
Revenue                                           $    67,699
29,595             21,669
Operating expenses                              (52,883)          (23,789)
    (27,774)
Interest expense                                   (12,886)            (9,460)
          (3,245)
                                                            _______
_______         _______
Net earnings (loss)                          $      1,930             (3,654)
         (9,350)
                                                           =======
=======        =======

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statement, Continued
________________________________________________________________________

(5)  Income Taxes

The tax effects of temporary differences that give ries to significant portions of the deferred tax assets at December 31, 1996 and 1995 are presented below:

      1996              1995

 ________        ________
     Deferred tax assets:
          Net operating loss carryforwards                 $  375,000
429,000
          Provisions for asset impairments, related
               to assets held for sale                                  140,000
          186,000

 ________        ________

   515,000           615,000
          Valuation allowance                                       (515,000)
     (615,000)

 ________        ________
                    Net deferred tax asset                          $        -
                    -

  =======        =======

At December 31, 1996, the Company has net operating loss carryforwards for income tax purposes of approxiamtely $1,001,000 which expire beginning in 1998 through 2010.

(6)  Common Stock Options

Prior to 1992, certain officers, directors and employees were granted options to acquire shares of common stock, at the discretion of the Company's Board of Directors. The exercise price of the options was based upon the market value of the common stock on the date of the grant. Such options expire ten years from the date of the grant.

During 1992, the Company's board of Directors adopted a Directors' Stock Option Plan (the Directors' Plan) and a 1992 Stock Option Plan (the 1992 Plan). All options available under the Directors' Plan were granted prior to December 31, 1994. The 1992 Plan provides for the grant of options on a discretionary basis to certain employees and consultants. Under each plan, the exercise price cannot be less than the fair market value of the common stock on the date of the grant. The expiration of these options is ten years from the date of the grant.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statement, Continued
________________________________________________________________________

(6)  Common Stock Options (continued)

Changes in stock options for each of the years in the three year period ended December 31, 1996 are as follows:


                                       Weighted

        Option price      average exercise
                                                               Shares
      per share                  price
                                                               _______
___________          _________
            Outstanding and exercisable at
     December 31, 1993                           183,300           $3.00 -
11.00               7.53
     Granted                                                37,000
6.625 -  7.50               7.42
     Terminated                                              (300)
    8.50                     8.50
                                                               _______
Outstanding and exercisable at
     December 31, 1994                            220,000             3.00 -
11.00              7.51
     Exercised                                              (2,000)
6.625 -  7.50              7.06
                                                               _______

Outstanding and exercisable at
     December 31, 1995                            218,000             3.00 -
11.00              7.51
     Exercised                                            (27,000)
3.00 - 5.56               4.90
                                                                _______
Outstanding and exercisable at
     December 31, 1996                            191,000           $3.00 -
11.00               7.92

                                                                =======


The weighted average remaining term of options outstanding was 5 and 6 years at December 31, 1996 and 1995, respectively.

No options were granted during 1996 and 1995. Accordingly, no disclosures regarding compensation cost for the company's stock based compensation plans in accordance with the provisions of Statement of Financial Accounting Standards No. 123 have been presented.

Deloitte &
     Touche LLP
_____________           __________________________________________
                        Suite 3600              Telephone: (303) 292-5400
                        555 Seventeenth Street    Facsimile: (303) 312-4000

    Denver, Colorado 80202-3942





INDEPENDENT AUDITORS' REPORT


Cripple Creek and Victor Gold Mining Company:

We have audited the accompanying balance sheets of Cripple Creek and Victor Gold Mining Company (a Joint venture) as of December 31, 1996 and 1995, and the related statements of operations, venturers' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cripple Creek and Victor Gold Mining Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Denver, Colorado
February 7, 1997

CRIPPLE CREEK AND VICTOR GOLD MINING COMPANY
(A Joint Venture)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (In Thousands)
_______________________________________________________________________

                                   1996                 1995
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents
$         4          $          1
     Inventory
            35,524             27,403
     Prepaid expenses
            330                    57

               _______          _______
               Total current assets
       35,858              27,461

               _______          _______

PROPERTY, PLANT AND EQUIPMENT:
     Land and mineral properties
18,222              17,772
     Structures, equipment and mine development                    195,765
     152,887
     Construction - work in progress
    672             14,668

               _______          _______

                214,659           185,327
     Accumulated depreciation, depletion and amortization    (67,399)
(48,542)

               _______          _______
               Property, plant and equipment, net
147,260           136,785

               _______          _______
TOTAL
      $183,118         $164,246

              =======         =======

LIABILITIES AND VENTURERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade
$   6,106           $    5,548
     Accrued liabilities
         2,914                 2,331
     Current portion of capital lease obligations
1,023
                                                       _______
_______
               Total current liabilities
      10,043                 7,879

               _______             _______
INITIAL LOANS PAYABLE TO PPMC                              149,327
142,586

CAPITAL LEASE OBLIGATIONS                                          7,196

ACCRUED RECLAMATION COSTS, noncurrent                  6,317               5,226

VENTURERS' EQUITY
     Venturers' investments
   60,062             60,062
     Accumulated deficit
   (49,827)          (51,507)

               _______          _______
               Total venturers' equity
     10,235               8,555

               _______          _______
TOTAL
      $183,118         $164,246

              =======         =======

See accompanying notes to financial statements.

CRIPPLE CREEK AND VICTOR GOLD MINING COMPANY
(A Joint Venture)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(in Thousands)
_______________________________________________________________________

1996                 1995               1994
REVENUES                                                    $    67,699       $
    29,595       $    21,669

OPERATING EXPENSES                                    52,883             23,789
             27,774

______             ______            ______
INCOME (LOSS)  FROM OPERATIONS           14,816               5,806
 (6,105)

______             ______            ______
OTHER INCOME (EXPENSE)
     Interest expense                                              (12,963)
        (9,507)            (3,259)
     Other income                                                          77
                  47                    14

______             ______            ______

Total other income (expense)                              (12,886)
(9,460)            (3,245)

______             ______            ______

NET INCOME (LOSS)                                    $     1,930       $
(3,654)      $    (9,350)

======           ======           ======

See accompanying notes to financial statements.

CRIPPLE CREEK AND VICTOR GOLD MINING COMPANY
(A Joint Venture)

STATEMENTS OF VENTURER'S EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (In Thousands)
_______________________________________________________________________

Venturers'    Accumulated

Investments       Deficit            Total
BALANCES AT DECEMBER 31, 1993              $ 60,062    $  (38,003)    $  22,059

     Net Loss
                (9,350)         (9,350)
     Distribution
                  (250)            (250)

_______      _______      _______
BALANCES AT DECEMBER 31, 1994              $ 60,062    $  (47,603)     $ 12,459

     Net Loss
                (3,654)         (3,654)
     Distribution
                  (250)            (250)

_______      _______      _______
BALANCES AT DECEMBER 31, 1995               $ 60,062    $ (51,507)      $  8,555

     Net Income
                 1,930          1,930
     Distribution
                    (250)          (250)

_______       _______      _______
BALANCES AT DECEMBER 31, 1996               $ 60,062     $ (49,827)   $   10,235

=======      =======     =======

See accompanying notes to financial statements.

CRIPPLE CREEK AND VICTOR GOLD MINING COMPANY
(A Joint Venture)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (In Thousands)
_______________________________________________________________________

            1996       1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)
$ 1,930   $(3,654)    $(9,350)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation, depletion and amortization                15,212
4,811        6,851
           Reclamation, net of cash expenditures                      1,939
  1,364           186
           Noncash interest expense financed through
      PPMC loan
12,410       9,507        3,259
               Loss (gain) on the sale of property, plant
                 and equipment
      (77)         (47)           498                            Changes in
assets and liabilities:


   Inventory                                                          (4,275)
(18,173)       7,345
                  Prepaid expenses
   (273)            52            41
                  Accounts payable - trade
558        2,596       1,385
                  Accrued liabilities
  1,190        1,901        (152)

           ______    ______    ______
                Net cash provided by (used in)
                  operating activities
 28,614     (1,643)    10,063

           ______     ______   ______
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures
(20,407)  (20,922)  (68,465)
     Proceeds from the sale of property, plant and
    equipment
   96            50       7,711

            ______     ______   ______
             Net cash used in investing activities                     (20,311)
  (20,872)  (60,754)

            ______     ______    _____
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principle payments under capital lease obligations            (667)
     Net borrowings-(payments) under PPMC loan                (7,383)    22,760
    50,940
     Distributions to venturers
   (250)       (250)       (250)

            ______    ______     ______
          Net cash provided by (used in) financing activities   (8,300)
22,510      50,690

            ______     ______   ______
NET INCREASE (DECREASE) IN CASH                                3            (5)
          (1)

CASH BALANCE, BEGINNING OF YEAR                             1              6
          7

             ______     ______   ______
CASH BALANCE, END OF YEAR                                   $      4     $
 1     $       6

             ======   ======   =====

See accompanying notes to financial statements.

CRIPPLE CREEK AND VICTOR GOLD MINING COMPANY
(A Joint Venture)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (In Thousands)
_______________________________________________________________________

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

     December 31,

 1996              1995
Finished goods                                                    $        --
     $         31
Work in process                                                    33,788
     25,801
Materials and supplies                                            1,736
     1,571

_______        _______
                                                                            $
35,524         $27,403

======         ======

During 1996, the Joint Venture received insurance proceeds aggregating $1.7 million related to a business interruption claim arising from operational problems with a crusher during 1995 and has accounted for the proceeds as a recoupment of production costs.

Property, Plant and Equipment - Property, plant and equipment contributed by the venturers has been recorded at the venturers' carrying values. Assets acquired and mine development costs capitalized subsequent to organization of the Joint Venture, including interest on funds borrowed to finance mine development, are stated at cost. Such capitalized interest amounted to $1,714 in 1996, $2,937 in 1995 and $2,199 in 1994. Depreciation, depletion and amortization is provided either on a straight-line basis over the estimated useful lives of the assets or on a units-of-production method.

Through December 31, 1995, the carrying value of the Joint Venture's property, plant and equipment has been periodically evaluated based upon a number of factors, including undiscounted estimated future net cash flows and management's plans to develop the assets. If conditions warranted, impairment expense is recorded.

Effective January 1, 1996, the Joint Venture adopted statement of Financial Accounting Standards No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Diposed Of." SFAS No. 121 requires companies to evaluate property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If property, plant and equipment is identified as impaired, the carrying value must be reduced to fair value. The adoption of SFAS No.121 did not result in an impairment to the Joint Venture's property, plant and equipment.

Exploration and Development - Exploration costs incurred in the initial evaluation of new mineral properties are expensed as incurred. Costs incurred to acquire mineral rights, rehabilitate or expand the capacity of the mine or develop areas in advance of production, which are expected to be recovered in the future, are capitalized.

Reclamation - The Joint Venture accrues estimated final reclamation costs of mined properties over the estimated life of the mine on a units-of-production basis.

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

3.  INITIAL LOANS PAYABLE TO PPMC

During the Initial Phase, PPMC lends the Joint Venture all funds needed for operations and mine development (the "Initial Loans"). Except for the minimum annual distributions to GCG, the Initial Loans and interest thereon must be repaid prior to distribution of Net Proceeds to the venturers. The terms of the Initial Loans do not require scheduled repayments and there is no maturity date. The Initial Loans payable to PPMC bear interest at a rate of prime plus 2% (10.5% at December 31, 1996, and 10.75% at December 31, 1995), compounded annually. In 1996, 1995 and 1994, interest on the Initial Loans was based upon the existing market rates for comparable borrowings and was $14,124, $12,444 and $5,458, respectively. Management of the Joint Venture believes that the carrying value of the loans approximates fair value.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

The Joint Venture had the following non-cash financing and investment activities:


  Year Ended December 31,

1996           1995         1994

Non-cash interest on initial loans payable
     to PPMC capitalized to property                  $  1,714      $  2,937
  $ 2,199
Property, plant and equipment financed through
     capital leases (note 6)                                       7,431

Deferred operating lease payments financed
     through capital leases (note 6)                          1,454

Joint Venture cash receipts are received by PPMC and payroll expenditures are paid by PPMC and are recorded as corresponding increases or decreases to the Initial Loan account. Such cash receipts and expenditures are reflected in the related underlying accounts in the statement of cash flows.

Interest paid during the year ended December 31, 1996 amounted to $553.

5. RELATED-PARTY TRANSACTIONS

In the normal course of business, PPMC charges the Joint Venture for its costs and expenses incurred on behalf of the Joint Venture, including salaries of its employees performing work directly for the benefit of the Joint Venture. Total charges to the Joint Venture from PPMC related to such costs were $14,907, $12,847 and $6,435 during 1996, 1995 and 1994, respectively. In addition, PPMC is paid a management fee of the lesser of the actual costs incurred of 3% of equipment purchases and 7% of allowable cash costs. Allowable cash costs exclude labor, equipment purchases, management fees, property rentals and royalties. Total management fees charged to the Joint Venture from PPMC were $960 in 1996, $1,124 in 1995 and $972 in 1994.

The Joint Venture leases certain mine equipment from PPMC. The leases may be renewed annually, at the option of the Joint Venture. In August 1994, lease charges were suspended by PPMC until active mining resumed in January 1995. Total charges to the Joint Venture from PPMC related to such leases were $1,279, $1,279 and $692 for the years ended December 31, 1996, 1995 and 1994, respectively.

Sales to a refiner, who is an affiliate of PPMC through common ownership, amounted to $467, $54 and $2,095 for the years ended December 31, 1996, 1995 and 1994, respectively. Sales to the affiliated refiner were made at prevailing market terms.

Certain affiliates arrange for insurance coverage and gold sales on behalf of the Joint Venture.

6.  LEASE OBLIGATIONS

During 1996 PPMC entered into capital lease agreements for mobile equipment with an unrelated party. Three of these leases were accounted for under noncancellable long-term operating leases in the prior year. These leases have since been renegotiated and replaced by capital lease agreements. Interest rates vary on these leases from 6.06% to 8.99% and payments are made monthly, including interest through 2002.


Property and equipment includes $7,431 of capital leases with $572 of accumulated depreciation at December 31, 1996.

The following is a schedule of annual future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996:

Year Ending December 31:

          1997
         $      1,696
          1998
                 1,696
          1999
                 1,952
          2000
                 2,073
          2001
                 2,073
          Thereafter
                 980

                 ________
          Total minimum lease payments
10,470
          Less amount representing interest
(2,251)
                                       ________
          Present value of net minimum lease payment                    8,219
          Less current portion                            (1,023)
                                              ________
          Long term capital lease obligations              $   7,196

               ========

The Joint Venture has a number of operating leases and the related rental expense under such leases was $1,974, $2,882 and $1,832 during 1996, 1995 and 1994, respectively. The leases do not have terms in excess of one year.

7. COMMITMENTS AND CONTINGENCIES

The Joint Venture leases various mining claims. As a result, the Joint Venture is required to pay varying annual amounts and/or royalties in order to maintain these titles and leases.

IMC has posted reclamation performance bonds with various Colorado governmental agencies amounting to approximately $18,000 on behalf of the Joint Venture, which are supported by a letter of credit posted by IMC.

The Joint Venture is involved in certain litigation in the normal course of business. Management believes these matters will be resolved without a material adverse effect on the financial statements of the Joint Venture.

BENGUET CORPORATION
and
GOLDEN CYCLE PHILIPPINES, INC.


BGA MINERALS PROJECT AGREEMENT


KNOW ALL MEN BY THESE PRESENTS:

     This BGA Minerals Project Agreement (Agreement), entered into this 14th day of January, 1997, by and between:

     BENGUET CORPORATION (BENGUET), a Philippine corporation with office address at 12 ADB Avenue, Mandaluyong City, Metro Manila, Philippines, represented by its President, MR. DENNIS R. BELMONTE;

and

     GOLDEN CYCLE PHILIPPINES, INC. (GOLDEN CYCLE), a corporation that is a wholly owned subsidiary of GOLDEN CYCLE GOLD CORPORATION, a Colorado corporation, in the process of incorporation in accordance with the laws of the Republic of the Philippines, with office address at Rm. 107, Prince Plaza I, 106 Legaspi St., Legaspi Village, Makati City, represented by its Vice Chairman, MR. ALVIN J. FARRETTA and its President, MR. LUISITO B. ALBARRACIN;

WITNESSETH

     WHEREAS, the Parties desire to participate in a project for the exploration, development and production of precious metals and other metallic and non-metallic minerals within the area of interest in the Republic of the Philippines;

     WHEREAS, the Parties executed a Letter of Intent dated 30 August 1996 to confirm their understanding for the formation of a project to be known as the BGA Minerals Project (Project);

     WHEREAS, pursuant to the Letter of Intent, the Parties agreed to negotiate the terms and conditions for their participation in the Project and to execute the agreement that will embody those terms and conditions;

     NOW, THEREFORE, in consideration of the mutual benefits, covenants and agreements, the Parties execute this Agreement for the formation of the BGA Minerals Project, under the following terms and conditions:

ARTICLE I
DEFINITIONS

SECTION 1.01     Definitions

     Unless the context shall otherwise clearly indicate, the following terms, when used in this Agreement and in all exhibits hereto, shall have the respective meanings assigned to them in this Section 1.01:

     1."Accounting Procedure" shall consist of the principles and procedures stated in Exhibit "A" attached hereto and by this reference incorporated herein. Should any provision of said Accounting Procedure be inconsistent with any provision in this Agreement, the provision in this Agreement shall prevail.

     2.     "Affiliate" shall mean:
          a.A company, partnership or other entity in which a Participant holds directly or indirectly at least fifty percent (50%) of its outstanding shares entitled to vote or equity interests, as applied; or
          b.A company, partnership or other entity which holds directly or indirectly at least fifty percent (50%) of a Participant's outstanding shares entitled to vote or entity interests, as applied; or
          c.A company, partnership or other entity in which at least fifty percent (50%) of its shares outstanding and entitled to vote or entity interests, as applied, are owned by a company which owns directly or indirectly at least fifty percent (50%) of the shares outstanding and entitled to vote or entity interests, as applied, of the Participant.

     3."Agreement" , "Project Agreement"; shall mean this BGA Minerals Project Agreement.

     4."Area of Interest" shall mean all mineral properties in the provinces of Davao del Norte, Davao del Sur, Davao Oriental, Agusan del Norte, Agusan del Sur, Surigao del Norte, and Surigao del Sur in the Republic of the Philippines which will be acquired or controlled by the Project or the Participants after the Effective Date by virtue of Royalty or Operating Agreements or other Contracts with claimowners granting mineral and/or operating rights to the Project or the Participants singly or collectively, provided, that the Area of Interest may include other provinces by approval of the Management Committee; provided further, that Participant shall have the option to include in the Area of Interest any properties or mining claims held by it prior to the Effective Date.

     5.     "Budget"  shall  mean Work Plan Budget.

     6."Development" means the work undertaken to prepare an ore body or a mineral deposit for mining and/or expansion of a mine, including the construction of necessary infrastructure and related facilities, excavations, shafts, pits, tunnels, and openings for the purpose of developing and mining ore or minerals; construction of mills and facilities for processing, for storage, and for waste; construction, erection, and installation of machinery, equipment, tools, buildings, facilities, and improvements for mining, processing, handling, and transportation of ore, minerals, and materials; and construction of housing, offices, roads, airstrips, power lines, power generation facilities, pipelines, infrastructure, and other facilities for the above purposes.

     7."Development Plan" shall mean a Work Plan containing a plan of Development, with the Budget and timetable, covering a Specific Prospect as approved pursuant to the terms of this Agreement.

     8."Effective Date" shall mean the date written above as the date of execution of this Agreement.

     9."Exploration" means the searching or prospecting for mineral resources by geological, geochemical or geophysical surveys, remote sensing, test pitting, trenching, drilling, shaft sinking, tunneling or any other means for the purpose of determining the existence, extent, quantity and quality of the mineral reources and the feasibility of mining them for profit, including without limitation, evaluation drilling to determine the detailed extent and mode of the mineral occurrence, preliminary mining work and testing necessary to complete an evaluation and to obtain a bulk sample of ore for pilot processing, construction of preliminary camps, access roads and airstrips, and any other work necessary to obtain sufficient information to conduct a Feasibility Study.

     10."Exploration Plan" shall mean a Work Plan containing a plan for Exploration, with the Budget and timetable, covering a Specific Prospect.

     11."Feasibility Study" shall mean all work within a Specific Prospect showing the feasibility of placing a prospective ore body into production and shall include, without limiting the generality of the following:

          a.Reasonable assessments of the size and quality of the minable ore reserves;
          b.Reasonable assessments of the amenability of the ores to metallurgical treatment;
          c.Reasonable description of pre-production work, production equipment and supplies required to bring the prospective ore body into commercial production and the estimated cost thereof;
          d.Basis upon which any assumptions, such as the process to be used or products to be obtained, have been made; and
          e.Conclusion and recommendation in respect of the economic feasibility and timing for bringing the prospective ore body into commercial production.

     12."for the Project account" means for the risk, cost, and expense of the Participants in proportion to their Participating Interests.

     13."Management Committee" shall mean a committee comprised of representatives designated by the Participants in accordance with Section 4.01.

     14."Mining Operation" shall mean the mining and extraction of ore from a mine by any method, concentrating ore or processing the same; extracting other materials in the course of mining or of extracting ore and minerals; disposal of waste and tailings; transportation and handling of ore, minerals, other materials, waste tailings, and product; and all work and operations, including provisioning of the necessary working capital or providing funds for a program related to infrastructure, building and equipment replacement, as well as an increase(s) or decrease(s) in the capacity of the mine and/or milling facilities. Mining Operation shall not include smelting or treating of ore at a refinery.

     15."Mining Operation Plan" shall mean a Work Plan for the Mining Operation, with the Budget and timetable, covering a Specific Prospect.

     16."Non-Operator" shall mean any Party other than the Operator.

     17."Non-Participant" shall mean a Party or Participant whose interest has been assigned to another and/or who does not contribute funds to pursue an approved Work Plan.

     18."Operator" shall mean one of the Participants appointed as Operator when acting in that capacity and not when acting as an owner of an interest herein. Operator is the entity-in-charge of the operation of the Project or Specific Prospect under the direction of the Management Committee.

     19.     "Party" shall mean a signatory to this Agreement.

     20."Participant" shall mean any Party whose interest in this Agreement has not been assigned to another, including the sucessors and assigns of any Non-Participant, and who contributes funds to pursue an approved Work Plan.

     21."Participating Interest" means the respective share or interest of a Participant in the Project, Specific Prospect and to the Project Lands, Project Assets and the products produced therefrom as well as all costs and expenses incurred under the Work Plan.

     22."Project" shall mean the BGA Minerals Project formed under this Agreement and all activities undertaken within the scope of this Agreement.

     23."Project Account" shall be the set of accounts maintained by the Operator to record all expenditures and other transactions prepared in accordance with the Accounting Procedures prescribed in Exhibit A.

     24."Project Lands" shall mean all real property within the Area of Interest in which the Participants may, from time to time, acquire an interest, whether such interest is acquired by purchase, service contract, option, mineral lease, mineral agreements or otherwise, and which is contributed to the Project in accordance with Section 6.06 hereof.

     25."Project Assets" shall mean all personal property owned and held for the Project account, including all equipment, data, and technical information to be obtained as a result of expenditures for the Project Account.

     26."Specific Prospect" shall mean a specifically identified area or areas within the Area of Interest as having mineral potential and designated as a Specific Prospect in a Work Plan. The boundaries of any Specific Prospect may be expanded or decreased, from time to time in accordance with good exploration and/or development practice.

     27."Work Plan" means an Exploration Plan, a Development Plan or a Mining Operation Plan.

ARTICLE II
PROJECT OBJECTIVES AND PROJECT AREAS OF INTEREST

SECTION 2.01     Formation of the Project

     GOLDEN CYCLE and BENGUET hereby enter into and form the BGA MINERALS PROJECT for the limited purpose and scope set forth in Section 2.02.


SECTION 2.02     Purpose and Scope of the Project

     The principal purpose and scope of work pursuant to this Agreement shall be the exploration, development and mining operation of mineral deposits, both metallic and non-metallic, that may be discovered within the Area of Interest. If any other substances not within the purpose and scope of this Agreement are discovered in connection with operations conducted pursuant to this Agreement, the Participants shall each hold in these substances the same Participating Interest as they hold in the Project Lands and Project Assets under which such substances are discovered. Such other substances shall be developed and produced subject to the terms of this Agreement.
     A secondary purpose of this Agreement is to find, through exploration in the Area of Interest, ore deposits which may be sold by the Participants in whole or in part to other financially capable entities for their mutual economic benefit.


SECTION 2.03     Scope of Participant's Authority

     Except as otherwise specified in this Agreement, none of the Participants shall have any authority to act for or to assume any obligations or responsibilities in behalf of the other Participant. This Agreement shall not be construed as creating a common law or statutory partnership or other relationship whereby any Participant shall be held liable for the acts or omissions of any other Participant.

SECTION 2.04     Project Areas of Interest

     "Area of Interest" shall refer to all the areas in the Philippines as herein defined, which the Parties hereto by Supplemental Agreement have agreed and shall hereinafter agree to be included as subject to the BGA MINERALS PROJECT Agreement; provided, however, that the Area of Interest may be increased by amendment and approval of the Management Committee. It is understood that all mineral properties and prospects which BENGUET held or acquired prior to the execution of the Letter of Intent shall remain the sole and exclusive property of BENGUET, unless BENGUET, at its sole and exclusive option, agrees by Supplemental Agreement to include any or all of those properties within the coverage of the BGA MINERALS PROJECT Agreement.


SECTION 2.05     Option to Include Previously Assigned Properties

     If prior to the Effective Date hereof, a Participant owns or controls any license, lease, land or interest in any mining claim or property within the Area of Interest, said Participant shall have the option to offer the same for inclusion in the Project. The contributing party will be proportionately reimbursed for all reasonable costs related to this property acquisition and any physical assets connected thereto which were purchased by the Participant.
 The properties offered shall be subject to the inclusion procedures set forth in Section 2.06.


SECTION 2.06      Option to Include Currently Acquired Properties

     (1) If a Participant acquires or controls, at any time during the period commencing on the Effective Date and during the effectivity of this Agreement or commencement of its Participation in the Project, any license, lease, or interest in any mineral claim within the area of interest or a Specific Prospect, the acquiring Participant shall have the sole and exclusive option to offer the same for inclusion in the Project by notifying the other Participants of such acquisition by written notice, setting forth a description of the property, the cost of the acquisition and all material terms relating thereto. The non-acquiring Participants shall have thirty (30) days after the receipt of such written notice, to accept or reject the offer. Should the offer be accepted, a Supplemental Agreement shall be executed between the Participants who shall thereupon, acquire their respective interests in the property in the same proportion as their respective Percentage Interests in the Specific Prospect, or as specified in the Supplemental Agreement.

     (2) If one or more of the non-acquiring Participants do not elect to acquire their respective proportionate interest in the after-acquired property or rights, or if less than one hundred percent (100%) of the remaining interest in the property or rights are acquired by the other Participants, such proportionate or residual interest in the property or rights shall be retained by the acquiring Participant. The property or rights shall thereafter be owned, controlled or operated under the terms and conditions of this Agreement, and the income and expenses shall be borne by the respective Participants in proportion to their resulting Participating Interest in the property. Title to the acquired property or rights shall be assigned and conveyed to the Participants as co-owners holding interest in such property or rights.
     (3) If all non-acquiring Participants fail to make an election or elect not to acquire any interest therein, such property or rights shall remain with the acquiring Participant and shall not be subject to this Agreement.
     (4) Any additional license, lease, or any interest in mineral lands acquired by the Operator through property expenditures pursuant to a Work Plan shall be held by the Participants in the manner specified in Section 7.01.

SECTION 2.07     Discoveries and Disclosures

     Should any Participant to this Agreement, during the term of its Participation in the Project and for the period of one (1) year following termination or withdrawal of such Participant, discover or have any knowledge of any mineralization within a Specific Prospect which was the subject of any Work Plan, said Participant shall immediately make such discovery or knowledge available to the Management Committee and Operator for the benefit of all remaining Participants. This obligation does not apply to discoveries within the exclusive property of a Participant even though situated within the specific prospect of the project.


SECTION 2.08     Independent Exploration

     No Participant shall conduct independent Exploration for its own account within a Specific Prospect until the specific area is released from the coverage of the Project with the approval of the Management Committee. This prohibition does not apply to exploration and mining activities conducted within the exclusive Properties of a Participant even though located within a Specific Prospect or area of interest of the Project.

ARTICLE III
MANAGEMENT OF THE PROJECT

SECTION 3.01     Management of the Project

     The overall management and control of the business and affairs of the Project shall be vested in the Management Committee. Except where expressly provided to the contrary, all decisions with respect to the management and control of the Project shall be made and approved by the Management Committee only and shall be binding on the Operator and all Participants.


SECTION 3.02     Management Guidelines

     1.The employees of the Participants will receive first consideration from the Operator for employment under each of the Work Plans approved by the Management Committee.

     2.No act shall be taken, sum expended or obligation incurred by or on behalf of the Project, by the Operator or any Participant with respect to any of the Major Decisions (as herein defined), unless such Major Decisions have been approved by the Management Committee.

SECTION 3.03     Major Decisions

          The following are Major Decisions and all actions relating thereto are subject to the review and approval of the Management Committee:
     1.Acquisition of any Project land, Project Asset or interest therein, whether by purchase, lease, option or otherwise, as well as the sale, transfer or disposition of the whole or part interest thereof.
     2.Authorization for conducting a Feasibility Study on any Specific
Prospect.
     3.Approval of actions to defend title to Project Lands.
     4.Terminating or modifying any lease or other arrangement involving Project Lands or Project Assets if such lease or other arrangement was required to be approved by the Management Committee, or if such modification would result in a modified lease or other arrangement which if it were a new lease would be required to be approved by the Management Committee.
     5.Construction of any building or other improvements on Project Lands, if not included in a proposed Work Plan, when any such building or improvement will have a total cost in excess of Ten Thousand Dollars ($10,000).
     6.Selecting depreciation and accounting methods directed towards maximizing deductions and reducing taxable income each Contract Year, and making other decisions with respect to treatment of various transactions for Philippine income tax purposes, consistent with the other provisions of this Agreement.
     7.Making any expenditures or incurring any obligations by or of the Project involving a sum in excess of Ten Thousand Dollars ($10,000) for any transaction or group of similar transactions except for expenditures made and obligations incurred pursuant to an approved Work Plan.
     8.Removal and appointment of the Operator pursuant to Section 5.07. 9.Approval of action to surrender any portion of the Area of Interest and/or to release the same from the status of Project Lands.
     10.Any other decision or action which, by any provision of this Agreement, is required to be approved by the Management Committee or which would be reasonably expected to have a material effect on the Project or its assets or operations.
     11.Approval of all Work Plans and related Budgets including the implementation thereof by contracting or farming out and/or subcontracting to third parties (who are neither Party, Participant and/or Operator) any work to be done as provided for under an approved Work Plan.

ARTICLE IV
THE MANAGEMENT COMMITTEE

SECTION 4.01     Composition

     The Management Committee shall be composed of one representative and one alternate of each Participant. The representatives and alternates shall have management authority to bind their respective company. Each Party shall designate, in writing to the others, the name of its representative and alternate representative to the Management Committee.

SECTION 4.02     Scope of Authority

     The Management Committee shall decide on all Major Decisions as herein defined and also perform the following specific functions:

     a.review and approve all proposed Work Plans and financial matters which constitute major decision as provided in Section 4.0 hereof;
     b.review all technical matters, including engineering and construction, and the status of any Work Plan in progress;
     c.exercise supervision and control over the activities of the Operator; d.offer such advice to the Operator as it may deem appropriate and relevant to the operations carried on under this Agreement.

SECTION 4.03     Meetings

     The Management Committee shall meet at such time as the Management Committee deems appropriate, but not less often than quarterly. Meetings of the Management Committee may be called by any Participant or its representative, upon thirty (30) days' advance written notice, unless such notice is waived by all Participants. Meetings shall be held in Metro Manila, Philippines, or such other place approved by the Management Committee. The Operator's representative shall be designated as the Chairman of the Management Committee and shall distribute agendas and keep minutes of meetings.



SECTION 4.04     Voting in Major Decisions

     The Management Committee shall have plenary authority to act and to approve Major Decisions, upon the affirmative vote of at least sixty-six percent (66%) of the Participating Interests. For purposes of determining a 66% vote of the Participating Interests, each Participant's representative's or alternate's vote shall be weighed in the same ratio as the interests of the Participants in such Specific Prospect as initially stated in Section 7.01 or as subsequently modified by a transfer or forfeiture of all or part of the interest. Voting may be conducted verbally, in writing or by telex ballot.


SECTION 4.05     Operator's Advice

     The Operator shall keep the Management Committee fully advised of all matters arising from the Project which the Operator, in the exercise of its best judgment, deems important or as reasonably requested by any Non-Operator's representative. The Operator shall consult freely with the Management Committee, and keep it fully advised of present and prospective operations and plans.


ARTICLE V
THE OPERATOR

SECTION 5.01.     Duties and Obligations of the Operator

     The Operator shall have direct control and management of the Project and all operations. Subject to the general overall supervision of the Management Committee, the Operator shall have custody and responsibility for all Project Lands and Project Assets; and shall direct, supervise, and administer all approved Work Plans.

     The Operator shall have the right to sub-contract, with the approval of the Management Committee, any or all of specific work it needs to perform or implement in connection with the operations of the Project; provided, however, that the Operator shall not be relieved of its primary responsibility as Operator with respect to works under sub-contract.


SECTION 5.02     Specific Duties of Operator

     1.     Liens:
          The Operator shall promptly pay all valid accounts and indebtedness incurred in connection with any operations or work carried on for the Project to insure that no lien or encumbrance is sustained against the Project Lands or Project Assets or any minerals contained therein other than liens being validly contested and diligently pursued by Operator and liens or encumbrance that exist upon on a Participant's specific interest or participation in the Project as provided for in specific agreements or contracts entered into by such Participant(s) with respect to its own interest or participation.

     2.     Standard of Performance:
          The Operator shall carry out its duties and functions with respect to the Project in a commercially reasonable manner and in accordance with good exploration, development and mining methods, and practices applicable in the Philippines; provided, however, that the Operator shall not be responsible to Non-Operators for any loss or damage suffered or done in the course of the discharge of the Operator's duties hereunder, except those arising directly or indirectly from the gross negligence or willful misconduct of Operator, its officers, agents or employees or those arising directly or indirectly from the acts of Operator, its officers, agents or employees which are outside the scope of an approved Work Plan.

     3.     Insurance:
          a.The Operator shall procure and maintain in full force and effect, at all times during the contract year, policies of insurance on all Project Assets and properties that are exposed to insurable risks and such other policies of insurance as may be reasonably required by the Management Committee with costs to be chargeable to the Project in the manner specified in the Accounting Procedures, Annex "A" hereof, and with insurance carriers that are duly approved by the Management Committee, including but not limited to:
               i. Workers' Compensation Insurance as required by Philippine law, including employer's liability insurance for all employees of the Operator in the amount to be determined by the Management Commitee; provided, however, that all non-Philippine nationals hired as employees of the Operator shall be covered by employer's liability insurance at Operator's expense to the extent of the higher of (1) that amount which is required by such employee's country of residence and (2) the amount which is required for such employee in the United States.
               ii.Commercial General Liability Insurance to provide coverage against claims for third party bodily injury (including death) and third party property damage. Such insurance shall provide coverage for completed operation, blanket contractual, explosion, collapse and underground coverage, broad form property damage and personal injury insurance with a set limit per occurrence for combined bodily injury and property damage and an aggregate annual limit as may be determined by the Management Committee.
               iii.Comprehensive Automobile Liability Insurance to provide Automobile Liability in accordance with the Law against claims of bodily injury (including death) and property damage covering all owned, leased, non-owned and hired vehicles used in the performance of the operation with a set limit per occurrence for combined bodily injury and property damage as may be determined by the Management Committee.

          b.Each Participant may self-insure, or may at its option and expense purchase policies of insurance which cover all the risks specified in the agreed insurance program for insurance other than insurance required under 3.a. above from a reputable insurer that is acceptable to the Management Committee. Each Participant which provides its own insurance shall produce evidence to the other Participant and the Management Committee that the insurance has been effected in accordance with the insurance program adopted by the Management Committee.
          c.Unless prohibited by law, all insurance policies held or obtained by the Operator and the Participants, whether required by this Agreement or not, shall be sufficiently endorsed to waive any and all claims by the underwriters or insurers against the Operator and the Participants and their officers, directors, agents, employees and invitees, for injuries, deaths, losses or damages covered by such policies.
          d.The Operator shall furnish the Participants with certificates of evidence of compliance with the foregoing provisions regarding the insurance required, which shall also provide that the insurance will not be materially changed or canceled unless the Participants have been served with written notice thirty (30) days prior to the effective date of such change or cancellation.

     4.     Access and Inspections:
          The Operator shall permit authorized representatives of Participant(s), at the latter's sole risk and expense, to inspect the Project Lands, Project Assets, and any mine at reasonable times, subject to reasonable rules and regulations established by the Operator for safety and efficiency in its operations. The Operator shall have no responsibility or liability on account of the death of or injury to any such representatives, or for damage to any property of the Participants other than such as might be occasioned by gross negligence or willful misconduct on the part of the Operator.

     5.     Property Obligations and Taxes:
          During the term of this Agreement, the Operator shall, subject to the receipt of payments from the Participants pursuant to Sec. 2.3:
          a.Make all payments in respect of the acquisition and maintenance of Project Assets, Project Lands and any mine, and perform all obligations in connection therewith.
          b.Pay all other fees, taxes (other than income taxes), assessments, and charges levied with respect to Project Assets, Project Lands, and any mine and operations thereon; however, the Operator shall not be considered to be in default if the reason for any non-payment is due to Operator contesting the assessment in good faith.

     6.     Assays and Samples:
          The Operator shall keep safely all unused core samples and assay pulp and rejects which it recovers from Project Lands.

     7.     Maintain Records:
          The Operator shall maintain records of operations and technical data with respect to the Project and this Agreement and shall permit, at all reasonable times, the inspection or audit of such records and data by the Participants, in accordance with Accounting procedures.

     8.     Written Records:
          The Operator shall furnish the Participants with the following written reports:
          a.On or before the thirtieth (30th) day of each month, or as often as necessary, beginning on the first month following the execution of this Agreement, a written report, which, in accordance with Exhibit A, shall set forth in reasonable detail the results of the operations of the preceding month and will keep the Participants advised of all matters arising from the operations which the Operator deems important or which are reasonably requested by the Participants.
          b.An annual written report on all Specific Prospects to be submitted on or before January 31 of each year during the existence of this Agreement. The annual report shall contain appropriate maps, logs, charts, and other data, setting forth the results to date of the operations carried out by Operator and the conclusions and recommendations of the Operator with respect to such operations.
          c.A written report, within sixty (60) days after completion of all work intended on Specific Prospects, with appropriate maps, logs, charts, and other data, setting forth the results of all operations carried out by Operator and the conclusions and recommendations of Operator with respect to such operations.


SECTION 5.03     Operator as Independent Contractor

     The Operator is an Independent Contractor and nothing contained herein or in Exhibit A shall be construed as constituting any other relationship with the Participants other than that of owner and independent contractor. Except as expressly limited in this Agreement, the Operator shall be entitled to exercise the right to hire, discharge, promote and transfer its employees; to select and remove foremen or other persons at other levels of supervision; to establish and enforce reasonable standards of production; to introduce, to the extent feasible, labor saving equipment and materials; to determine the number of craftsmen necessary to perform a task; and to establish, maintain and enforce rules and regulations conducive to efficient and productive operations.

SECTION 5.04     Reimbursement of Operator and Payment

     1.     Amount of Reimbursement
          a.In consideration of Operator's services, the Operator shall be entitled to a Management Fee to cover reasonable overhead costs which will be at least three percent (3%) of the current operating budget. The Operator shall likewise be reimbursed out of the Project for the expenditures as provided in Exhibit A. Such chargeable costs shall include, but are not limited to: rentals, fees; labor and related costs; employee benefits; materials; transportation and employee relocation costs; services; damages and losses to the Project Property; insurance premiums; legal expense; rates, taxes (other than income taxes), assessments, and fees levied with respect to Project Assets, Project Lands, and any mine and operations thereon; offices, camps and miscellaneous facilities; indirect charges; storage of production inventories and the like.
          b.Any disputes under the immediately preceding subparagraph (a) pertaining to the amount of reimbursement or compensation to Operator, shall be submitted to arbitration pursuant to Section 10.07.

     2.     Method of Payment
     The Operator shall be entitled to receive the payment described in Section
5.04 (1) above in accordance with the provisions of Section 7.07.


SECTION 5.05     Designation of Operator

     The Management Committee shall designate the Operator for the Project. The Parties agree that GOLDEN CYCLE shall be designated as the initial Operator. The Operator shall have those powers, rights, duties and obligations conferred herein. The Management Committee may also designate a Non-Operator
Participants to perform any duties of the Operator hereunder for any Specific Propsect, and such Non-Operator(s) Participants shall be deemed Operator for such purpose and shall have the powers, rights, duties, and obligations of Operator provided herein.



Section 5.06           Resignation of Operator

     The Operator may, by sixty (60) days' advance notice, in writing to the Participants, resign as of the end of any calendar year, but in no event shall the Operator be required to continue to serve for more than twelve (12) months after giving notice. An Operator that resigns shall continue as Operator, as the case may be, until such resignation becomes effective, or until a successor Operator is appointed and has arranged to take over as Operator, whichever first occurs.


Section 5.07           Removal of Operator

     Operator may be removed by the Participants  on the following grounds:
     1. the Operator's share of the Project has been reduced through dilution, sale or other transfer to less than 50% of its Participating Interest in the Project as a Participant,
     2. the Operator files a voluntary petition in bankruptcy or seeks any reorganization, composition, readjustment, liquidation or similar relief under the Bankruptcy Code of the Philippines or under any similar applicable statute, law or regulation of the Philippines,
     3. there is filed against the Operator an involuntary petition in bankruptcy or any similar applicable statute, law or regulation of the Philippines which petition shall remain undismissed or unstayed for an aggregate of 60 days, or
     4. the Operator materially fails to perform its duties as Operator and such failure is determined, in an arbitration proceeding under Section 10.07 to have been a result of the gross negligence or willful misconduct of the Operator.

SECTION 5.08     Effect of Change of Operatorship

     If the Operator is removed due to gross negligence or wilful misconduct, as provided in subsection (5.07) above, the Operator shall, upon such removal, have no further obligation for the operation of the Project.
     If the Operator resigns or is removed, a new Operator shall be selected by the Management Committee and the new Operator shall similarly be subject to removal for the causes set forth in this Section.
     The Operator, upon ceasing to act in such capacity, shall immediately deliver and convey, to its successor, the custody of all the assets, records, books, and other property, both real and personal, of the Project.
     If the Operator, at any time, relinquishes all of its Participating Interest in any Specific Project, it shall no longer be the Operator with respect to such Specific Project.

ARTICLE VI
WORK PLANS

SECTION 6.01     General Provisions Applicable to Work Plans

(a)     Every Work Plan proposed hereunder shall contain the following:
     1.     A description of the work to be performed.
     2.     An estimate of the time required to perform the work.
     3.Sufficient technical and financial data, broken down in reasonable detail on a functional basis to be readily understandable.
     4.     Plans for the acquisition of additional properties.
     5. Details for construction, expansion or other capital improvements. 6.A general list of the number of personnel required; provided, however, that in the case of a Mining Operation Plan, senior management personnel shall be described by name and experience.
     7.A Budget of costs, both capital and operating, showing in reasonable detail the nature of proposed expenditures, the place or places where the expenditures are to be made, the kind and capacity of any plant and facilities to be acquired or constructed, and an estimate of the cost thereof.
     8.Reasonable detail, including description, as to the portion of the Area of Interest or Specific Prospect on which the proposed expenditures are to be made.
     9.     Intended relinquishments of Project Lands and/or Project Assets.

(b)Every Mining Operation Plan shall, in addition to the requirements specified in Sec. 6.01 (a), include the following:
     1.any pertinent geological and engineering information;
     2.a description of the capacity and estimated development costs of a proposed mine, including any milling or other facilities necessary to obtain a product which is commercially marketable;
     3.details regarding any development drilling, including the estimated time required to perform such development drilling and sinking of a shaft;
     4.be accompanied by a Feasibility Study compiled preparatory to submitting such Development Plan.
     5.the list of personnel shall include a list of senior management personnel who shall be described by name and experience.
     6.Specify the Work Plan period, the expected tonnage and grade of ore to be mined, and the amount of products to be derived, the quantity of concentrates expected to be available for shipment, and expected working capital requirements.

(c)Each Development Plan shall, in addition to the requirements specified in
Section 6.01(a), include  the folowing:
     1.Mining Operation Plan in detail, for the first year's operation of the mine proposed to be constructed or expanded.
     2.The technical basis of such proposed Work Plan.

(d)The period for any Work Plan submitted pursuant to the provisions of this Agreement (except a Mining Operation Plan) shall coincide with calendar years; provided that a Work Plan may be proposed for less than a full year to accomplish a particular purpose based on operational desirability or necessity.

(e)There may be separate Work Plans, at any given time, covering different Specific Prospects for various phases of Exploration, Development, or Mining Operation. Except for Development Plans, no Work Plan shall combine Exploration, Development or Mining Operations.
(f)A Development Plan shall cover whatever period of time is reasonably required to bring a proposed mine into production.

SECTION 6.02     Proposal of Work Plans

     All work on the Project shall be conducted pursuant to an approved Work Plan to be submitted as follows:
     1.The Operator shall submit to the Management Committee, on or before November 1 of the current year, proposed Work Plans covering Exploration, Development and/or Mining Operation for the year following such submission.
     2.Any Participant may propose, prior to November 1 each year, their own Work Plans covering Exploration, Development or Mining Operation on properties of the Project located within the Area of Interest which shall then be duly identified as a Specific Prospect.
     3.A Work Plan shall not be required in the case of minimum work required to maintain the Project Lands in good standing which the Operator will each year carry out for the Project.

SECTION 6.03     Approval of Work Plans and Budgets

     Within ten (10) days after receiving a Work Plan (180 days in the case of a development Plan), the non-proposing Participants shall confirm in writing to the proposing Participant, its approval or disapproval of such Work Plan and, if conditions are attached to its approval or disapproval, its reasons therefor must likewise be stated. The Management Committee shall vote on the Work Plans within the month of November. An approval shall require an affirmative vote by the Participants representing 66% of the Participating Interest. Should the required affirmative vote not be obtained, the Management Committee shall give the Operator economic guidelines for the formation of an acceptable budget prior to December 10 of the current year. If a Participant disapproves a specific Work Plan, the Management Committee shall meet as soon as possible to prepare, in good faith, an acceptable Work Plan for the succeeding year.

     If no new plan is approved by December 31, the current Exploration and/or Development Work Plan as the case may be shall be continued using the current levels of expenditure and/or production.

SECTION 6.04     Revision of Work Plans

     The size and configuration of the Specific Prospect shall be reasonable in relation to the reason for its being so designated, provided that if the results of any Work Plan indicate that a Specific Propsect should be expanded to include a larger area, the boundaries thereof may be expanded upon approval by the Management Committee, with an adjustment to the Work Plan expenditures allocation, if necessary.


SECTION 6.05     Election Not to Contribute to an Approved Work Plan

     Any Participant may elect not to participate in any approved Work Plan. Upon such election, the Participant shall relinquish and assign, and shall thereupon be completely divested of all its rights, title, and interest in the Specific Prospect which is the subject of the Work Plan and the Project Lands and Project Assets affected thereby in favor of the remaining Participant(s) that have elected to participate, who shall acquire such interests, lands and assets in proportion to their Participating Interests in the Specific Prospect which is the subject of the Work Plan.


ARTICLE VII
PARTICIPATING INTEREST,
CONTRIBUTIONS AND DISTRIBUTIONS

SECTION 7.01     Participating Interests of the Parties

     The Participants shall be co-owners of the Project, the Project Assets, Project Lands and the products produced in accordance with the following respective undivided shares or interests:
               BENGUET                          Fifty Percent (50%)
               GOLDEN CYCLE               Fifty Percent (50%)
     The above percentages of interest shall be subject to any adjustments of Participating Interests as provided for in Supplemental Agreements with respect to properties subsequently included in the BGA MINERALS PROJECT as well as variations of resulting interests in relation to contributions to Work Plans for Specific Prospects.


SECTION 7.02     Expenditures

     The Participants shall share in all costs and expenses paid or incurred by
the Project in proportion to each Participant's Participating Interest.   All
the funds supplied with respect to the Project, each Specific Prospect and all
approved Work Plans shall be funded.   Expenditures shall be incurred and
recorded in accordance with the Accounting Procedures.


SECTION 7.03     Payment of Cash Calls and Contributions

     Cash calls shall specify the estimates of expenditures for each month and the amount of each Participant's proportionate share shall be submitted by the Operator to each Participant in accordance with Exhibit A.

SECTION 7.04      Interest on Delinquent Contributions

     Should a Participant fail to pay any cash call within the time period required, the amount due shall thereafter bear interest at a rate of two percent (2%) per annum above the prime lending rate extended by Bank of America or such bank as may be designated by the Management Committee, at its main branch in Manila, Philippines, at the time such cash call is due, compounded quarterly.


SECTION 7.05     Failure to Pay Contribution

     If, after electing to participate in any Work Plan, a Participant fails to pay all or part of its proportionate share of a cash call in connection with a Work Plan and such delinquency continues for a period of sixty (60) days from the due date, the Operator shall give written notice of such delinquency.
After receipt of such notice, the delinquent Participant shall have thirty (30) days to cure the delinquency. If the delinquent Participant neither cures its delinquency nor elects to withdraw within thirty (30) days after such notice, the delinquent Participant's Interest in the area which is included in a Work Plan or in the entire Specific Prospect shall be distributed to the remaining Participants in the same proportion as their Interests bear to each other, for a consideration of One Dollar ($1.00); and the delinquent Participant shall execute all such assignments and transfers to accomplish the distribution. The distribution to the other Participants of a delinquent Participant's Interest shall be without prejudice of any other remedies which the paying Participants may have against such delinquent Participant.

SECTION 7.06      Expenditures Without Approval

     The Operator may exceed an approved Budget by ten percent (10%) in any year without need of specific approval of the Management Committee. Except in case of an emergency to preserve life or property, expenditures in excess of ten percent (10%) of an approved Budget in any year must be unanimously approved by the Management Committee. The Operator may terminate a Work Plan if all Participants do not approve the excess expenditures.


SECTION 7.07     Distribution  of Production

     1.     Taking in Kind
          Each Participant shall take its proportionate share of the products produced by the Project at the time when it is available for shipment to a "first sale" facility, and each Participant shall, at its own expense, separately dispose of its share of produced minerals.

     2.     Failure to Take in Kind
          If a Participant fails, after ninety (90) days' notice from the Operator, to make the necessary arrangements to take in kind or separately dispose of its proportionate share of produced minerals, the Operator shall have the option, but not the obligation, to purchase such share or sell the same to others for the account of Participant at not less than the fair market value at the time of such sale; which shall be done within a reasonable period of time.

     3.     Storage of Products
          The Operator shall, if requested by a Participant, store in a suitable location the product share of said Participant. All of the costs involved in arranging and effecting such storage shall be billed directly to said Participant. The Operator shall likewise have the right, after such ninety (90) days' notice pursuant to Section 7.07 (2) above, to arrange for the storage and/or shipment of such product and charge the cost to said Participant. Once stored, such product shall no longer be subject to the Agreement and the Operator shall be under no further responsibility with respect thereto. The Operator's charges for such storage and/or shipment shall be billed directly to such Participant. If the Participant is in default in the payment of such charges and costs for a period of more than thirty (30) days, the Operator shall have a lien on the stored product to secure the payment of all storage and shipment costs.

     4.     Other Modes of Distribution
     The parties may agree on a mode of distribution other than in kind as may be reasonable, expedient and advantageous to the parties under the prevailing circumstances.


SECTION 7.08      Books of Record,  Accounting and Examination

     The fiscal year of the Project shall start on January 1 and end on the last day of December of each year.

     The Operator shall keep, and maintain for the Project Account, true and correct books, records and accounts in accordance with generally accepted accounting principles and practices in the Republic of the Philippines consistently applied, showing all items of income and expense, and account to the Parties in accordance with the Accounting Procedures.

     All such books, records, and accounts may be examined by any Participant or its designee at all reasonable times in accordance with the procedure set forth in Exhibit ____. The cost of such examination shall be borne solely by
the Participant requesting such examination.   In the event all Participants
wish to examine such books, records, and accounts, the cost of such examination will be borne by the Participants in proportion to their respective Participating Interests.


ARTICLE VIII
TERM AND TERMINATION

SECTION 8.01     Term
     This Agreement shall commence on the Effective Date and shall continue until terminated or canceled.
SECTION 8.02     Voluntary Termination
     1.     Termination by Consent
          This Agreement may be terminated at any time upon unanimous vote of the Participants, in which event each Participant shall cease to have any further rights or obligations hereunder except to settle liabilities incurred or accrued prior to termination. Upon such termination, the Operator shall pay or deliver to itself and to the Non-Operator(s), in proportion to their respective existing interests, all cash and other readily divisible property then held by the Operator in behalf of the Participants, except to the extent required to satisfy creditors. Any property or interest which cannot be readily divided or the division of which the Parties shall fail to agree upon shall be held by the Operator for ninety (90) days after the termination, after which the Operator shall liquidate that property or interest as promptly as practicable and distribute the proceeds to the Parties in proportion to their Participating Interest except to the extent required to satisfy creditors.

     2.     Termination By Withdrawal
          Any Participant may withdraw either totally from the Project or partially from a Work Plan or Specific Prospect and at the end of any Work Plan period. At least sixty (60) days advance written notice to the other Participant(s) of its intent to withdraw shall be given by the withdrawing Participant. In case of total withdrawal from the Project by less than all the Participants, this Agreement shall continue with respect to the non-withdrawing Participants. In case of partial withdrawal from a Work Plan or Specific Prospect, this Agreement shall continue with respect to other Specific Prospects where the withdrawing Participant(s) has not withrawn.

          Effect of Withdrawal:
          (a) If the withdrawal refers to the Project, this Agreement shall be terminated with respect to such Participant. In the event of termination of a Participant's interest in the Project, all of the withdrawing Participant's rights and interests in this Agreement, the Project and Specific Prospect, the Project Assets and Project Lands shall be evaluated or appraised and thereafter shall be relinquished and distributed to the remaining Participant(s), in the same proportion as their interests bear to each other, and they shall assume the withdrawing Participant's share of any obligations incurred or accrued hereunder or pursuant hereto but not in excess of the value of the Participant's rights and interests relinquished and distributed to such remaining Participant(s). In addition, they shall assume the obligations of the withdrawing Participant with respect to any previously approved Work Plan; provided, however, that they shall have the right to collect whatever costs and other obligations they have assumed and paid pursuant to a Work Plan from the withdrawing Participant but not in excess of its share of expenditures set forth in such Work Plan or approved by such withdrawing Participant.
     (b) In case of partial withdrawal from a specific Work Plan, the other Participant(s) shall have thirty (30) days after receipt of notice of withdrawal to either join in the withdrawal or to request assignment of all the rights and obligations of the withdrawing Participant in the terminated interest. Except as provided in Section 8.06, all rights and obligations of the withdrawing Participant under the Agreement with respect to the Specific Work Plan shall terminate as of the date of the giving of notice of such withdrawal and the assignee of the withdrawing Participant shall assume all the liabilities and obligations corresponding to the withdrawing Participant's share of any obligations, including costs incurred pursuant to such Work Plan after the effective date of the withdrawal, but not in excess of its share of expenditures set forth in such Work Plan, or otherwise approved by such withdrawing Participant.
     (c) In case of withdrawal at the end of any Work Plan, the withdrawing Participant shall retain its rights and interests in the Work Plan just ended but it shall remain liable for its share of any obligation incurred or accrued with respect to the Work Plan prior to the effective date of withdrawal.
     (d) The withdrawing Participant shall be obligated to execute and deliver such instruments as may be necessary to formally effect the transfer of its interest to the non-withdrawing Participant(s).


SECTION 8.03     Termination in case of Default

The Project and this Agreement shall terminate if any of the following events shall occur:
     1.If any Participant shall file a voluntary petition in bankruptcy or shall be adjudicated as bankrupt or insolvent, or shall file any petition or answer seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief for itself under the present or any future bankruptcy act or any other present or future applicable statute or law relative to bankruptcy, insolvency or other relief for debtors, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver, conservator or liquidator of said Participant or of all or any substantial part of its properties or its interest in the Project (the term "acquiesce" includes the failure to file a petition or motion to vacate or discharge any order, judgment or decree) providing for such appointment within the reglementary period after the appointment, or
     2.If a court of competent jurisdiction shall enter an order, judgment or decree approving a petition filed against any Participant seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act, or any other present or future applicable federal, state or other statute or law relating to bankruptcy, insolvency or other relief for debtors, and said Participant shall acquiesce in the entry for such order, judgment or decree (the term "acquiesce" includes the failure to file a petition or motion to vacate or discharge such order, judgment or decree within the reglementary period after the entry of the order, judgment or decree), or such order, judgment or decree shall remain unvacated and unstayed for an aggregate of ninety (90) days (whether or not consecutive) from the date of entry thereof; or any trustee, receiver, conservator or liquidator of said Participant or of all or any substantial Participant of its property or its interest in the Project shall be appointed without the consent or acquiescence of said Participant and such appointment shall remain unvacated and unstayed for an aggregate of sixty (60) days (whether or not consecutive); unless the Participant shall have filed within the abovestated 90 or 60-day periods respectively, a petition or proper pleading to vacate or stay such order, judgment or decree or appointment as the case may be and the same is pending resolution by the proper court or authority; or
     3.Any Participant shall admit in writing its inability to pay its debts as they mature; or
     4.Any Participant shall give notice to any governmental body of insolvency or pending insolvency, or suspension or pending suspension of operations; or
     5.Any Participant shall make an assignment of any interest in this Agreement for the benefit of creditors or take any other similar action for the protection or benefit of creditors; or
     6.The Partipants are disqualified from holding Project Lands.

     In any of the foregoing events, the Project and this Agreement shall terminate with respect to the defaulting Participant upon the occurence thereof subject to compliance of Section 8.04 hereof, in which event, the provisions of Sec. 8.02(1) shall apply with respect to the liquidation of the rights, interests and obligations of the Participants.


SECTION 8.04     Termination Upon Default

     1.     Procedure
          If any Participant claims that the other is in default under this Agreement, such Participant shall give notice to the other Participant alleged to be in default, specifying the basis for such claimed default. Within thirty (30) days after its receipt of such notice, the defaulting Participant shall either (i) cure such default, (ii) proceed diligently to cure such default, or (iii) send a reply to the other Participant denying such default with a notice that it is submitting the question to arbitration as provided in this Agreement.
          If the matter is submitted for arbitration, a Participant shall not be deemed in default until the matter shall have been determined finally by appropriate arbitration under the provisions of Section 10.07 hereof.

     2.     Effect of Default.
          If (i) the default is not cured, or (ii) the Participant fails to proceed diligently to cure such default, or (iii) arbitration is not sought, or
(iv) after arbitration proceedings, a Participant is found to be in default and fails to cure it within thirty (30) days after rendition of the arbitration award, the non-defaulting Participant shall give the defaulting
Participant, at any time while the default continues, a notice declaring the Participant in default and stating the date of termination of the existing proportionate interest of the defaulting Participant in the Project, or Specific Prospect or Project Assets and Project Lands directly affected by the default.

3.Partial Default
     If the default refers to a Specific Prospect, this Agreement shall continue with respect to other Specific Prospects or Project Lands and Project Assets where Participant(s) has not defaulted, and the rights and interests of the Participants in the Specific Prospect wherein it has defaulted shall be distributed in the manner provided in Sec. 8.02(2)(b).
          If one Participant knows of the other Participant's default and does not give notice as provided in the preceding paragraph, the non-defaulting Participant's failure to give notice shall not be deemed a waiver or consent to the default or a forgiveness of the debt, or obligation of the defaulting Participant to the Project or the Work Plan except that the non-defaulting Participant may be barred by laches by failure to give notice of default for an unreasonable length of time from the occurrence of such default.

     4.     Project Default
          If the default refers to the Project, this Agreement shall be terminated with respect to such defaulting Participant and the provision of Sec. 8.02 1(a) shall apply with respect to the transfer of terminated interest in the Agreement, the Project, Specific Prospects, Project Assets and Lands.
     In addition, the defaulting Participant shall remain liable for all amounts chargeable to it with respect to any Work Plan to which it is committed, including costs incurred pursuant to such Work Plan after the effective date of the termination. The defaulting Participant shall also remain liable for its share of any obligation incurred or accrued hereunder or pursuant hereto, including reclamation obligations prior to the date of termination, provided, however, that payment by the defaulting Participant of all its obligations assumed by the remaining Participants plus legal interest rate shall reinstate the rights and interests of the defaulting Participant in such Project, Specific Prospect, Project Lands or Project Assets.


SECTION 8.05     Continuing Liability

     Upon termination hereof, all rights and obligations of the Participants and Operator shall cease and terminate, except that all rights and obligations which have been incurred or have accrued as provided in this Agreement, prior to the termination, shall not be impaired or affected in any way and shall survive the termination or expiration of this Agreement and any outstanding debts of the Participants arising out of this Agreement will become immediately due and payable and subject of set-off against any amounts receivable by the Participants from the Project Account.



ARTICLE IX
TRANSFER OF INTEREST

SECTION 9.01     Relinquishment of Property Interest

     Any Participant may, at any time, relinquish any interest in this Agreement and in the Project, Specific Prospect, Project Lands, or Project Asset, after giving at least ninety (90) days' written notice to the other Participant(ies) prior to a property obligation date as herein defined. If a Specific Prospect is relinquished, it shall include all interest in all other Project Assets and Project Lands which form an integral part of the Specific Prospect. The other Participants shall have thirty (30) days after receipt of notice to either join in the relinquishment or to require the assignment of all the rights and obligations of the relinquishing Participant to the remaining Participants.
     The words "property obligation date" shall mean any date on which any property holding fees are due for payment.


SECTION 9.02     Assignment

     Any Participant may assign or otherwise dispose of all or any part of its interest in the Project or any of its rights hereunder to an Affiliate; provided such Affiliate shall in writing assume and agree to carry out all the disposing Participant's proportionate obligations under this Agreement. In the event of any such assignment or disposition, the Participant shall be considered as one Participant for all purposes of this Agreement, including representation on the Management Committee.
     Except as provided above in Sections 9.02 or 9.01, no Participant shall assign or otherwise dispose of all or any part of its interest in the Project or Specific Prospect, or any of its rights and interests in Project Lands or Project Assets to any person other than an affiliate, unless it shall have first offered to make such assignment or other disposition to the other Participants as provided in Section 9.03, and in all cases of such assignment or disposition, the transferee or assignee shall in writing assume and agree to carry out all the corresponding proportion of the disposing Participant's obligations under the Project and this Agreement.

SECTION 9.03     Right of First Refusal

     1.     Offer to Sell
          A Participant that intends to voluntarily transfer as a whole or any part of its interest in the Project, Project Lands, Project Asset or Specific Prospect shall first make an offer to sell to the other Participant(s) at the same price and other terms included in a bona fide offer received from a third-party who is ready, willing, and able to purchase such interest. The other Participants shall have forty-five (45) days from receipt of such offer within which to accept or reject it. If the offered interest is not sold to the other Participants during that forty-five (45) day period, the offered interest may be sold to the third-party making such bona fide offer during the next ensuing one hundred eighty (180) days, at the price that is not lower than the price set forth in the bona fide offer and upon the other terms and conditions set forth on the offer. Unless waived by the non-transferring Participants, any interest sold shall remain subject to this Agreement, and the transferee shall be required to execute a document acceding to the terms and conditions of the Agreement and assumes all the rights and obligations of the disposing Participant under this Agreement.

     2.Forced Divestment.
     In the event of a forced divestment due to governmental law or regulation, the Participants not being required to divest shall have one hundred eighty
(180) days to acquire the interest of the divesting Participant for cash at the fair market value as appraised by a licensed appraiser jointly appointed by the Participants.

     3.     Exempt Transfers
          Paragraph 1 of this Section 9.03 shall not apply to:
          a.a transfer to an Affiliate.
          b.a sale by a Participant in accordance with Section 7.05 which shall result in the transfer of the selling Participant's interest to the remaining Participants for the amount of US$1.00.

SECTION 9.04     Hypothecation of Interest

     A Participant shall not hypothecate its interest in the Project, Project Asset, Project Lands, Specific Prospect or this Agreement, unless (i) it shall first give notice to the other Participants of the proposed hypothecation in sufficient detail to enable it to analyze the proposed hypothecation, and (ii) the other Participants consent thereto,which consent shall not be unreasonably withheld or delayed provided that in no event shall consent be required if the purpose of the hypothecating Participant is to obtain funds to carry out or maintain its position under this Agreement. In the event of any hypothecation such hypothecation shall not impair or reduce the rights of the other Participant in any way, and any security interest created by such hypothecation shall be subordinate to all rights of the other Participant under this Agreement. Any Participant who does not give the hypothecating Participant notice of its objections to such hypothecation within fifteen (15) days after receipt of the notice of the proposed hypothecation shall be deemed to have consented thereto.


SECTION 9.05     Transferring Participant Not Released from Agreement

     A transferring Participant shall not be relieved of any of its obligations or liabilities under this Agreement, unless the other Participants consent in writing.


SECTION 9.06     Evidence of Change of Ownership

     No change in ownership of any interest in the Project or rights under this Agreement shall be binding upon any other Participants unless and until notice is given to the other Participants by delivering a copy of all instruments executed in connection with such transfer or assignment, or as may be provided by law.


SECTION 9.07     No Partition

     No Participant shall partition, through order of a court or otherwise, any property right or other asset subject to this Agreement and any action for partition shall be deemed a withdrawal from the Project subject to the provisions of Sec. 8.02(2).

ARTICLE X
GENERAL CONDITIONS

SECTION 10.01     Severability

     If any part, term or provision of this Agreement is held by a court of competent jurisdiction to be illegal and/or unenforceable, the validity of the remaining portions or provisions shall not be affected, and the rights and obligations of the Parties shall be construed and enforced as if the Agreement did not contain the particular part, term or provision held to be invalid or unenforceable.


SECTION 10.02     Headings and Table of Contents

     The headings to all Sections and Subsections in this Agreement shall be regarded as having been used for the convenience of reference only. Unless such exhibits are expressly made an integral part hereof, all exhibits hereto shall not form part of this Agreement.


SECTION 10.03     Liability of Parties

     1.     Joint and Not Solidary
          Each Participant hereto shall be responsible for only its separate and individual obligations under the Agreement and shall be liable for only its proportionate share of the cost of operations relative to the Project.

     2.     Defense of Claims
          All claims and actions on account of death to or injury to persons or damage to property caused by any operations conducted under this Agreement shall (to the extent not covered by insurance) be defended or satisfied by the Operator for the Project Account and each of the Participants shall pay its proportionate share of the costs and expenses of defense or settlement of any such claim or actions and any judgment rendered in any such action, except to the extent that the Operator is solely liable therefor pursuant to Section 5.02
(2); be provided, however, that there shall be no such settlement for any amount greater than Twenty-Five Thousand Dollars ($25,000) without the consent of all Participants.

     3.There is no intention of the Participants to create a partnership under the common law or statutory law or decree of either the Republic of the Philippines or the United States of America. In view of the foregoing, the Participants agree that this Agreement shall be excluded from Sub-Chapter K of Chapter 1 of the U.S. Internal Revenue Code of 1986.


SECTION 10.04     Successors and Assigns

     Subject to the restrictions on transfer, this Agreement shall inure to the benefit of and be binding upon the respective successors and assigns of the Participants.


SECTION 10.05     Notices

     1.Any notice, election, payment, report or other correspondence required or permitted under this Agreement shall be given in writing and may be delivered personally to an officer of the Participant to whom directed, or may be delivered by registered or certified mail, return receipt requested, or by confirmed telex, telegraph or facsimile, with all necessary postage and charges prepaid. All notices hereunder shall be directed to addresses set forth below or such substitute addresses as provided to the other Participants to this Agreement thirty (30) days in advance of the notice. Present addresses to which notices shall be sent in accordance with the provisions of this paragraph are:

GOLDEN CYCLE PHILIPPINES, INC.
(a wholly owned subsidiary of Golden Cycle Gold Corporation)
2340 Robinson Street, Suite 209
Colorado Springs, CO 80904 USA
                    Manila address:  Room 107, Prince Plaza I
106 Legaspi St., Legaspi Village
Makati City


BENGUET CORPORATION
12 ADB Avenue, Mandaluyong City
Metro Manila  Philipppines

     2.Any notice, election, payment, report or other correspondence given hereunder shall be deemed given only when received by the Participant to whom such correspondence is directed. For purposes of determining time of receipt, personal delivery shall be deemed to have been received upon delivery to an officer of the Participant to whom directed; registered or certified mail, as of the time of the postmark on the return receipt; and any telex, telegram or facsimile shall be deemed to have been received by the Participant to whom it was addressed, two (2) days after the time of dispatch.


SECTION 10.06     Covenant for Further Assurances

     The Participants to this Agreement shall execute such further agreements, conveyances, and assurances as may be reasonably requested by any Participant to effectuate the intent of this Agreement.


SECTION 10.07     Arbitration

     1.In the event the Participants do not settle a dispute at any time arising with respect to this Agreement which is expressly required by this Agreement to be resolved by arbitration, it shall be resolved in accordance with the terms of this Section 10.07. In such event, arbitration may be initiated by either party, by notice to the other regarding appointment of an arbitration panel.

     2.The Participants shall each appoint one arbitrator and so advise the other Participant and these two arbitrators will appoint a third. If either Participant fails to appoint an arbitrator within thirty (30) days after receipt of a written request of the other Participant to do so, such arbitrator shall, at the request of the other Participant, if the Participants do not otherwise agree, be appointed by the President of the International Chamber of Commerce. If the first two arbitrators appointed as aforesaid fail to agree on a third within thirty (30) days following the appointment of the second arbitrator, the third arbitrator shall, if the Participants do not otherwise agree, be appointed at the request of either Participant, by the President of the International Chamber of Commerce. If an arbitrator fails or is unable to act, his successor will be appointed in the same manner as the arbitrator whom he succeeds. Unless the Participants agree otherwise, Manila, Philippines, shall be the venue of the arbitration proceedings.

     3.The decision of a majority of the arbitrators shall be final and binding upon the Parties. Judgment upon the award rendered may be entered in any court having jurisdiction or application may be made to such court for a judicial acceptance of the award and an order of enforcement as the cause may be.

     4.Except as provided in this Section, arbitration shall be conducted in accordance with the Rules of Arbitration of the International Chamber of Commerce, then in effect.

     5.The issues subject to arbitration shall include but not be limited to those proposed pursuant to Section 5.07 (Removal of Operator Upon Default),
Section 5.04 (Operator Reimbursement), Section 8.04 (Termination Upon Default by Participant)., and employee Benefits and Indirect Charges of Exhibit A.

     6.The arbitration decision shall be final and binding upon the Parties.


SECTION 10.08     Force Majeure

     1. An event of Force Majeure shall include a cause or event beyond the control of any Participant, including fires, floods, earthquakes, volcanic eruption, inability to obtain fuel and/ or power, ground collapse or landslides, interruptions or delays in transportation or power supplies, strikes, lockouts, wars, insurrection, civil disturbance, acts of God, government regulation or interference, including forest closures or any other cause beyond the Participant's control.

     2.Each Participant shall be excused from performance and shall not be considered to be in default with respect to any obligation hereunder, if, and to the extent that, its failure of or delay in performance is due to an event of Force Majeure. Any such failure on the part of the Participant to perform shall not be deemed to be a breach of this Agreement and the time within which the Participant is obligated to comply with any such term, covenant or condition of this Agreement shall be extended by the total period of all such delays on account of Force Majeure.

     3.If either Participant's ability to perform its obligations hereunder is affected by an event of Force Majeure, such Participant shall, promptly, but in any event within fifteen (15) days of learning of such event, give due Notice to the other Participant stating the nature of the event, its potential effect and the anticipated duration thereof, and any action being taken to avoid or minimize its effect. The Participant shall give like Notice forthwith following the date such cause ceased to exist. The burden of proof shall be on the Participant claiming Force Majeure.

     4. The Participant affected by an event of Force Majeure shall use its reasonable efforts under the circumstances to mitigate the adverse impact of the event of Force Majeure. The suspension of performance allowed the affected Participant for the consequences of Force Majeure shall be of no greater scope and no longer duration than reasonably required.


SECTION 10.09     Waiver Clause

     The failure of any Participant to enforce, at any time, any of the provisions of this Agreement, or to exercise any option which is herein provided or to require, at any time, performance by another Participant of any of the provisions hereof, shall in no way be construed to be a waiver of such provisions, nor in any way to affect the validity of this Agreement or any part thereof, or the right of a Participant to thereafter enforce each and every such provision.


SECTION 10.10     Entire Agreement

     This Agreement represents the complete agreement between the Participants and supersedes all prior or contemporaneous oral or written agreements of the Parties, and this Agreement may be modified, amended or changed only by a writing specifically purporting so to do and signed by the Participants hereto.





SECTION 10.11     Applicable Law

     This Agreement and exhibits hereto shall be governed as to validity, enforcement, construction, effect and, in all other respects, by the law of the Republic of the Philippines and its courts shall have jurisdiction to enforce this Agreement.


SECTION 10.12     Matters to be Treated Confidential

     1.     Information
          Except as otherwise provided in this Agreement, all information obtained in connection with the performance of this Agreement shall be the exclusive property of the Participants and shall not be disclosed, whether by press release or otherwise, to others during the effectivity of this Agreement, without the prior written consent of all Participants, which consent shall not be unreasonably withheld.
          a.With respect to areas within the Area of Interest not identified as a Specific Prospect, each Participant shall be bound by this confidentiality provision until one (1) year after the termination or cancellation of this Agreement or until one (1) year after such Participant withdraws from this Agreement, whichever occurs first.
          b.With respect to each Specific Prospect, each Participant shall be bound by this confidentiality provision until such Specific Prospect is released with the approval of the Management Committee or until one (1) year after such Participant withdraws from this Agreement, whichever occurs first.

     2.     Disclosure Pursuant to Laws or Regulations
          Nothing contained in this Section 10.12 shall prohibit any Participant from furnishing to any governmental agency to which it is subject, and any securities exchange on which its stock is traded or an Affiliate is traded, any information which it believes in good faith is required to be so furnished or disclosed by pertinent law, regulation, regulatory body or exchange rule or policy. Any Participant making such disclosure shall use its best efforts to restrict its distribution to the full extent permitted by such law, regulation or policy.


     3.     Disclosure for Purposes of Sale or Transfer of an Interest
          Nothing in this Section 10.12 shall prohibit a Participant from furnishing to any entity with which it is in good faith negotiating for the sale of its interest, such information as may reasonably be required by such entity. The intended recipient of such information shall be required to give a written secrecy commitment that, for a period of not less than one year, the information will not be disseminated to any persons other than those involved directly in the evaluation of the proposed acquisition.

     4.     Press Release
          Unless required by law or exchange rule or policy, no Participant shall make any press release pertaining to any part of the Area of Interest without giving the other Participant(s) reasonable advance written notice of the form of such release and, whenever possible, such release shall be made by the Operator.

     5.     Copies of Information and/or Releases to Parties
          Complete copies of information disclosed and/or released pursuant to this Section 10.12 shall be sent to each Participant at the time of disclosure and/or release.


SECTION 10.13     Memorandum Agreement

     A memorandum of this Agreement may be recorded at the appropriate DENR office by any Participant hereto. All Participants shall promptly execute and deliver to the requesting Participant, a "short form" memorandum of this Agreement acceptable to the Management Committee for recording purposes.


SECTION 10.14     Compliance with Laws, Rules and Regulations

     Participants and Operator shall comply with any applicable laws, rules and regulations, including the provisions of any laws, rules and regulations with respect to equal opportunity and certification of nonsegregated facilities, and laws, rules and regulations pertaining to employment of the handicapped.

SECTION 10.15     Attorney's Fees

     In the event of default by any Participant in the performance of its duties,other than a dispute to be resolved by arbitration under Section 10.07, the court with the proper jurisdiction to resolve the dispute shall award reasonable attorney's fees and costs to the successful Participant.


10.16     Time of the Essence

     Time shall be of the essence of this Agreement.


SECTION 10.17     Ratification

     This Agreement shall not be in force or effect or be binding on any Parties hereto until properly executed by all Parties.

     IN WITNESS WHEREOF, the Parties have caused this Agreement to be effective as of the day and year first written above and have executed it in duplicate by their authorized officers or representatives.

BENGUET CORPORATION               GOLDEN CYCLE PHILIPPINES, INC.
                                                              a wholly owned
subsidiary of
By:                                                        Golden Cycle Gold
Corporation

                                                              By:

DENNIS R. BELMONTE                     ALVIN J. FARRETTA
                                                              Vice-Chairman


                                                             LUISITO B.
ALBARRACIN
                                                             President


SIGNED IN THE PRESENCE OF:


     _____________________________               _____________________________





 ACKNOWLEDGMENT


REPUBLIC OF THE PHILIPPINES)
CITY OF MANDALUYONG           ) S.S.

           BEFORE ME, a Notary Public for and in Mandaluyong City, on this day personally appeared:

     NAME                          COM. TAX RECEIPT NO.         DATE/PLACE
ISSUED

Mr. Dennis R. Belmonte          13346664               Feb. 28, 1996; Quezon
City
in his capacity as
President / CEO of
Benguet Corporation               127006                Jan. 18, 1996;
Mandaluyong

Mr. Alvin J. Farretta               14046613-D                June 17,
1996;Muntinlupa
in his capacity as
Vice-Chairman of
Golden Cycle Philippines, Inc.

Mr. Luisito B. Albarracin          1599697-B               Feb. 14,
1996;Argao, Cebu
in his capacity as
President of
Golden Cycle Philippines, Inc.

all known to me and to me known to me to be the same persons who executed the foregoing BGA MINERALS PROJECT AGREEMENT and that they acknowledged the same to me to be their free and voluntary acts and deeds as well as the free act and deed of the corporations they represented.

      I further certify that this instrument consists of forty-two (42) pages, including this page whereon this acknowledgment is written and that each page were duly signed by the parties, together with their instrumental witnesses hereof.

      IN WITNESS WHEREOF, I have hereunto set my hand and affixed my notarial
seal this _____     day of  January, 1997 at  Mandaluyong City.



                                    NOTARY PUBLIC

Doc. No.      ;
Page No.      ;
Book No.      ;
Series of 1997.

EXHIBIT "A"
Project  OPERATIONS ACCOUNTING PROCEDURE

     Attached to and made a part of the Operating Agreement between GOLDEN CYCLE PHILIPPINES, INC. (GC) and BENGUET CORPORATION (BENGUET) executed this 14th day of Janurary, 1997.

     In the event of a conflict between the provisions of this Accounting Procedure and the provisions of the Operating Agreement to which this Accounting Procedure is attached, the provisions of the Operating Agreement shall control; provided, however, that the definitions contained herein shall control as to the Interpretation of this Accounting Procedure.

     The purpose of this Accounting Procedure is to establish equitable methods for determining charges and credits applicable to operations under the Operating Agreement. The Parties agree that if any such methods prove unfair or inequitable to Operator or Non-Operator(s), the Parties will meet and in good faith endeavor to agree on changes in wording deemed necessary to correct any unfairness or inequity.

I.  GENERAL PROVISIONS

1.     Definitions

     Agreement means the Operating Agreement to which this Accounting Procedure is attached.

     Operator shall mean the Party designated in the Operating Agreement to conduct the Project Operations.

     Non-Operator(s) shall mean the Parties in the Operating Agreement other than the Operator.

     Parties shall mean the Operator and Non-Operator(s).

     Project Property shall mean the real and personal property acquired and held for use in connection with operations under the Operating Agreement.

     Project Operations shall mean all activities necessary and proper under the provisions of the Operating Agreement.

     Project Account shall be the set of accounts maintained by the Operator to record all expenditures and other transactions under the provisions of the Operating Agreement.

     Material shall mean personal property, including supplies and equipment, acquired and held for use in Project Operations.

     Controllable Material shall mean material which the Operator subjects to record control and inventory. A list of types of such materials shall be furnished to Non-Operator(s) upon request.

     Construction shall mean the erection of facilities for mining, milling, ore beneficiation and concentration, ore and concentrate storage, all types of environmentally sound enclosures for waste disposal, transportation facilities, housing, and service facilities, including any additions or alterations thereto and any replacements of a fixed asset nature.

2.     Statements, Billings, and Obligations

     Operator is responsible for preparing its own accounting reports to meet the requirements of any governmental authority having jurisdiction over Project Operations. The Operator is required to furnish Non-Operator(s) statements and billings in such form as required with respect to its Project interests and share in the obligations and liabilities.

     The Operator shall render to Non-Operator(s), on or before the last day of each month, a statement of billing for its proportionate share of costs and expenses for the preceding month. Each statement or billing shall consist of charges and credits to the Project Account, itemized by appropriate classification indicative of the nature thereof, except that items of Controllable Material and unusual charges shall be detailed.

     The Operator shall, upon request by Non-Operator(s), furnish a description of such accounting classifications.

     Payment of any bills shall not prejudice the right of any Non-Operator(s) to protest or question the correctness thereof; however, all bills and statements rendered to Non-Operator(s) by the Operator during any calendar year shall conclusively be presumed to be true and correct after twenty-four (24) months following the end of any such calendar year, unless within said twenty-four (24)-month period a Non-Operator takes written exception thereto and makes claim on Operator for adjustment. No adjustment favorable to the Operator shall be made unless it is made within the same prescribed period. However, the provisions of this paragraph shall not prevent adjustments resulting from a physical inventory of the Project Property.

3.     Advances and Payments

     If, twenty (20) days prior to the due date, as hereinafter used in this
Section 3, the Operator has on hand sufficient cash to satisfy or partially satisfy estimated cash requirements for the succeeding month's operations, the Operator shall satisfy such cash requirements, to the extent possible, from such cash on hand, thus reducing the amount of any advances due hereunder from any Party for the succeeding months' operations, taking into account any funds
used therefor pursuant to the next preceding sentence.    Such estimates shall
be based on the latest information available to the Operator at the time the request is forwarded as to Project Operations cash requirements for the month. The operator shall make written request to each Non-Operator at least twenty
(20) days prior to the due date on which each Non-Operator is to make such advances. The due date for such advances shall be set by the Operator, but shall be no sooner than the first day of the month for which the advances are required. If the Operator requests such an advance from any Non-Operator for any month in an amount in excess of $1 million, then the due date for that portion of such advance which exceeds $1 million but is less than or equal to $2 million shall be no sooner than the 10th day of the month for which such advance is required, and the due date for that portion of such advance which exceeds $2 million shall be no sooner than the 20th day of such month; provided, however, that if the funding requirements of the Project could not be met under the schedule of due dates specified above, then the due date may be advanced to the next preceding due date or dates for the portion of such advance as is necessary to permit such requirements to be met, with such re-scheduling being detailed in the original request for such advance.

     Should the Operator be required to pay any large sums of money on behalf of the Project Operations, which were unforeseen at the time of providing the Non-Operator(s) with said monthly estimates of its cash requirements, the Operator may make a written request of each Non-Operator for special advances covering the Non-Operator's share of such payment. Each Non-Operator shall make its proportional special advances within ten (10) days after receipt of such notice.

     If any Non-Operator advances exceeds its share of actual Project Operations cash requirements, the next succeeding request for advances of cash requirements, after such determination, shall be reduced accordingly. However, any Non-Operator may request that excess advances be refunded. The Operator shall make such refund within ten (10) days after receipt of a Non-Operator's request.

     If any Non-Operator's advances are less than its share of actual expenditures, the deficiency shall, at the Operator's option, be added to a subsequent request for advances of cash requirements or be paid by such Non-Operator within fifteen (15) days following the receipt of the Operator's billing to such Non-Operator for such deficiency.

     If Operator does not request Non-Operators to advance their share of estimated cash requirements, each Non-Operator shall pay its share of actual expenditures within fifteen (15) days following receipt of Operator's billing.

     All payments herein provided for shall be made on or before the due date, and if not so paid, the unpaid balance shall bear interest after the due date at the rate specified in the Operating Agreement. Such rate, however, shall not exceed the maximum legal rate.

4.     Audits and Budgetary Control

     A. An annual audit or verification of the Project Account will be performed for the benefit of all Parties, and the cost thereof shall be chargeable to the Project Account.

     B.     Budgetary Control

          Statements and billings, as well as requests for advances, submitted by Operator under paragraphs 2 and 3 of this Section, shall be sufficiently detailed so as to permit reference to such item therein to the appropriate, if any, in the approved budget.

II.  CHARGEABLE COSTS AND EXPENDITURES

     The Operator shall charge the Project Account for all costs necessary to conduct Project Operations under approved Work Plans with Budget. Such costs may include, but are not necessary limited to:

1.     Rentals, Fees, etc.

     A. Rentals, fees, etc., for development licenses, mining leases, or rental and royalties paid for the Project Account.

     B. Permits, fees, and other charges which are assessed by governmental agencies.

2.     Labor and Related Costs.

     A. Salaries and wages of the Operator's employees who are directly engaged in the conduct of Project Operations whether temporarily or permanently assigned thereto, as well as the cost of employee benefits, holidays, vacations, sickness, disability benefits, and other customary allowances and reasonable expenses which are paid or reimbursed under the Operator's usual practice, and amounts imposed by governmental authorities which are applicable to such employee.

     B.     Employee Benefits

          The Operator's reasonable costs of established plans for employees' group life insurance, hospitalization, pension, retirement, stock purchase, thrift, bonus, and other benefit plans of a similar nature, applicable to Operator's labor costs chargeable to the Project Account shall not exceed the limits prescribed by the Management Committee, plus any mandated cost of living allowance (COLA), of the total chargeable labor cost.

3.     Materials

     Materials purchased or furnished by the Operator for use in the Project Operation as provided under Section III hereof.

4.     Transportation and Employee Relocation Costs

     A. Transportation of material and other related costs such as expediting, crating, freight, and unloading at the final destination.

     B.     Transportation of employees as required to conduct the Project
Operation.

     C. Relocation costs of employees assigned and directly engaged in the conduct of Project Operations. Such costs shall include transportation of employees' family and their personal household effects if such employee is permanently assigned to the Project Operation.

5.     Services

     A. Contract services, professional consultants, and other services procured from outside sources other than services covered by paragraph 8 of this Section II.

     B. Technical services, such as, but not limited to, laboratory analysis, drafting, geological and geophysical interpretations, engineering, ore reserve studies, and related computer services and data processing provided by the Operator for the direct benefit of the Project Operation.

6.     Damages and Losses to Project Property

     All costs or expenses necessary for the repair or replacement of Project Property resulting from damages or losses covered by fire, flood, storm, theft, accident or any other cause. The Operator shall furnish each Non-Operator written notice of damage or losses as soon as practicable.

7.     Insurance

     A. Premium for insurance for the protection of the Parties less credits for settlements received from the insurance carrier and others.

     B. Actual expenditures incurred in the settlement of all losses, claims, damages, judgments, and other expenses for the benefit of the Project Operations.

8.     Legal Expense

     All costs or expenses of handling, investigating, and settling litigation or claims arising by reason of the Project Operation or necessary to protect or recover the Project Property, including, but not limited to, attorneys fees, court costs, costs of investigation or procuring evidence and amounts paid in settlement or satisfaction of any such litigation or claim; however, no charge shall be made for the services of the legal staff of the Operator (such services being considered to be administrative charges under paragraph 11) unless previously agreed to by the Operator and the Non-Operator(s).

9.     Taxes

     All taxes due on the Project and Project Income, if any (except taxes based on or determined with reference to net income accruing to the parties) fees, and governmental assessments of every kind and nature.

10.     Offices, Camps, and Miscellaneous Facilities

     Net costs of maintaining and operating any offices, sub-offices, camps, warehouses, housing, and other facilities directly serving the Project Operations shall be charged to the Project Account. If such facilities serve operations in addition to the Project Operations, the net costs shall be allocated to the Operations served on actual use per day or per month basis as may be practicable.

11.     Indirect Charges

     A charge shall be made to the Project Account to cover: (1) a pro-rata ratio of the compensation or salaries, applicable payroll burden, employee benefits, and other expenses of any management, supervisory, administrative, clerical or other personnel of the Operator serving the Project Operation which are not otherwise chargeable under paragraph 2 of this Section II, and (2) a pro-rata portion of the expenses of operating and maintaining the office and facilities of the Operator and its affiliated companies (as defined in the Operating Agreement) not required exclusively for the Project Operation, such charge to be calculated on the basis as indicated below:

     A.     Percentage Basis

          (1)     Exploration and Development Work: (Excludes construction work
as           defined herein):  3% of the cost of exploration and development work under Section II hereof, excluding paragraphs 1, 6, and 8 thereof and excluding all salvage credits.

          (2) Production Work: (Excludes construction work as defined herein):
3% of the cost of operating the Project Property under Section II hereof, excluding costs provided under paragraphs 1, 6, and 8 thereof, and excluding all salvage credits and all taxes, duties, and assessments which are levied, assessed, and paid by Operator applicable to Project Property.

          (3)     Construction Work:
               (a)     Total cost less than P________($25,000), no charge.
               (b)Total cost of more than P_______($25,000), but less than P_________($100,000), 1% of total cost
               (c)total cost of P_________($100,000) or more, 1.0% of the first P_________($100,000), plus 1.5% of all over P________ ($100,000) of total cost.

     B.     Monthly Fee Basis

          The rate of monthly fee shall be fixed by the Management Committee on the basis as set forth in Section II, 1, 2, and 3 above.

     C.     Amendment of Rates

          The specific rates or monthly fee basis provided for in this provision 11 of Section II shall be amended from time to time by mutual agreement between the Parties hereto if, in practice, the rates are found to be insufficient or excessive.

12.     Storage of Production Inventories

     Each party will bear the cost incurred for handling and storage of merchantable ore or concentrates as follows:
     A. Taxes on ore and/or concentrates in storage for a Party on the Project Properties shall be charged to such Party but paid by the operator subject to reimbursement by such Party.

     B. The cost of loading out such ore in storage for a Party from the Project Properties shall be charged to such Party.

     C. Cost associated with providing storage of ore and/or concentrates on the project properties will be charged on a pro-rata basis determined by the Parties.

     D. Other costs arising out of storage or handling of ore and/or concentrates shall be charged to the Party owning such materials.

13.     Other Expenditures

     Any other chargeable expenditures not covered or dealt with in the foregoing provisions which are incurred by the Operator and its affiliated companies (as defined in the Operating Agreement) for the necessary and proper conduct of the Project Operation.

III.  BASIS OF CHARGES TO PROJECT ACCOUNT

1.     Purchases

     Materials purchased and service procured shall be charged at the price paid by Operator after deduction of all discounts actually received.

2.     Material Furnished from Operator's Warehouse or Other Properties

     A.     New Material (Condition "A")

          (1) Material shall be priced at the current replacement cost of the same kind of Material, effective at date of movement and f.o.b. the supply store or railway receiving point nearest the Project Property where Material of the same kind is normally available.

          (2) The Project Account shall not be credited with cash discounts applied to prices provided for in this paragraph 2.A of Section III.

     B.     Used Material (Condition "B" and "C")

          (1) Material in sound and serviceable condition and suitable for reuse without reconditioning shall be classified as Condition "B" and priced at seventy-five percent (75%) of the current price of new Material.

          (2) Material which is not suitable for its original function until after reconditioning shall be furnished to the Project Account under one of the two methods defined below:
               (a)Classified as Condition "B" and priced at seventy-five percent (75%) of the current price of the new material. The cost of reconditioning shall be absorbed by the Operator.
               (b)Classified as Condition "C" and priced at fifty percent (50%) of the current price of the new material. The cost or reconditioning shall also be charged to the Project Account, provided Condition "C" value, plus cost of reconditioning, does not exceed Condition "B" value.

          (3) Obsolete Material or Material which cannot be classified as Condition "B" or Condition "C" shall be priced at a value commensurate with its use. Material no longer suitable for its original purpose but usable for some other purpose, shall be priced on a basis comparable with that of the items normally used for such other purpose.

          (4) Material involving erection costs shall be charged at applicable percentage of the current knock-down price of new material.

3.     Premium Prices

     Whenever Material is not readily obtainable at prices specified in paragraphs 1 and 2 of this Section III because of national emergencies, strikes or other unusual causes over which the Operator has no control, the Operator may charge the Project Account for the required Material at the Operator's actual cost incurred in procuring such Material. In making it suitable for use, and in moving it to the Project Property, provided that notice in writing is furnished to each Non-Operator of the proposed charge prior to billing Non-Operators for such Material. Each Non-Operator shall have the right, by so electing and notifying Operator within ten (10) days after receiving notice from Operator, to furnish in kind all or part of its share of such Material suitable for use and acceptable to Operator.

4.     Warranty of Material Furnished by Operator

     Operator does not warrant the Material furnished. In case of defective Material, credit shall not be passed to the Project Account until adjustment has been received by Operator from the manufacturers or their agents.

5.     Equipment and Facilities Furnished by Operator

     A. Operator shall charge the Project Account for approved use of Operator's equipment and facilities at amounts commensurate with Operator's cost of ownership and operation and the assets normal operating life. Such rates shall include cost of maintenance, repairs, other operating expense, insurance, taxes (other than income taxes), depreciation, and interest on estimated current depreciated replacement cost at bank rates but not to exceed
sixteen percent (16%) per annum.   In lieu of rates based on costs of ownership
and operation of equipment, the Participants and Operator may agree to use commercial bank rates prevailing in the area of the Project Property less one percent (1%). Fees for laboratory services shall not exceed those currently prevailing in the local area performed by outside service laboratories.

     B. Operator shall informthe Participants in advance of the amounts it proposes to charge.

     C. Rates of charges or fees shall be revised and adjusted from time to time when found to be either excessive or insufficient.

IV.  DISPOSAL OF MATERIAL

     The Operator may purchase, but shall be under no obligation to purchase, the interest of Participants in surplus Condition "A" or "B" Material. The disposition of surplus Controlled Material, not purchased by Operator, shall be subject to agreement between Operator and Non-Operators, provided Operator shall dispose of normal accumulation of junk and scrap Material either by transfer or sale from the Project Property.

1.     Material Purchased by Operator/s Participants

     Material purchased by either Operator or any Participant shall be credited by the Operator to the Project Account for the month in which the Material is removed by the purchaser.

2.     Division in Kind

     Division of Material in kind, if made between Operator and Participants, shall be in proportion to the then respective interests of each in such Material. The Parties will thereupon be charged individually with the value of the Material received or receivable priced in accordance with Article V below. Proper credits shall be made by the Operator in the monthly statement of operations. Taxes due on such transfers or deemed sales shall likewise be borne by Participants in proportion to their interests.

3.     Sale to Outsiders

     Sales to outsiders of Material from Project Property shall be credited by Operator to the Project Account at the amount collected by Operator from vendee. Any claim by vendee related to such sale shall be charged back to the Project Account if and when paid by Operator.

V.  BASIS OF PRICING MATERIAL TRANSFERRED
 FROM Project ACCOUNT

     Material purchased by either Operator or Participants and divided in kind, unless otherwise agreed to between Operator and Participants shall be priced on the following basis:

1.     New Price Defined

     New Price as used in Section V shall be the price specified for new Material in Section III.

2.     New Material

     New Material (Condition "A"), being new Material procured for the Project Property but never been used, at one hundred percent (100%) of current new price (plus VAT tax, if any).

3.     Good Used Material

     Good Used Material (Condition "B"), being used Material in sound and serviceable condition suitable for reuse without reconditioning:

     A. At seventy-five percent (75%) of current new price if Material was charged to Project Account as new, or

     B. At sixty-five percent (65%) of current new price if Material was originally charged to the Project Account as secondhand at seventy-five percent (75%) of net price.

4.     Other Used Material

     Used Material (Condition "C"), at fifty percent (50%) of current price, being used Material which:

     A. Is not in sound and serviceable condition but suitable for reuse after reconditioning, or

     B. Is serviceable for original function but not suitable for reconditioning.

5.     Bad-Order Material

     Material (Condition "D"), no longer suitable for its original purpose without excessive repair cost but usable for some other purpose at a price comparable with that of items normally used for such other purpose.

6.     Junk Material

     Junk Material (Condition "E"), being obsolete and scrap material, at prevailing prices.

7.     Temporarily Used Material

     When the use of Material is temporary and its service to the Project Property does not justify the reduction in price as provided for in paragraph
3.8 of this Section V, such Material shall be priced on a basis that will leave a net charge to the Project Account consistent with the value of the service rendered.

VI.  INVENTORIES

1. Annual Inventories shall be taken by Operator of all Controllable Material as required by the Parties. Operator shall have ninety (90) days' written notice of intention to take such inventories to allow each Participant to be represented when any inventory is taken. Failure of any Non-Operator to be represented shall bind such Participant to accept the Inventory taken by Operator.

2. Reconciliation of Inventory with the Project Account will be made and a list of overages and shortages shall be furnished to each Participant. Inventory adjustments shall be made to the Project Account, if required by the Parties.

3. Whenever there is a sale or change of interest in the Project Property, a special Inventory may be taken by the Operator, provided the seller and/or purchaser of such interest agree to bear all of the expense thereof. In such cases, both the seller and the purchaser shall be entitled to be represented and shall be governed by the Inventory taken.


VII.  GENERAL CONDITIONS

     It is the understanding of the Participants and the Operator that in case of doubt or ambiguity in the provisions of these Accounting Procedures or absence of relevant provisions hereof, the generally accepted accounting procedures (GAAP) of the Philippines shall apply, and in the absence of the latter, the parties shall meet to settle and agree on such procedures or systems as may be just and equitable under the circumstances.

                                        Consent of Independent Auditors





The Board of Directors
Golden Cycle Gold Corporation

We consent to the incorporation by reference in the Registration Statements on Form S-3 registration number 33-47877 dated May 28, 1992, on Form S-8 registration number 33-62952, dated May 18, 1993, and on Form S-3 registration number 333-12245, dated December 2, 1996 of Golden Cycle Gold Corporation of our report dated February 19, 1997, relating to the consolidated balance sheets of Golden Cycle Gold Corporation as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of Golden Cycle Gold Corporation.





KPMG Peat Marwick LLP

Denver, Colorado
March 25, 1997