Form 10-Q
period 1997-06-30
GOLDEN CYCLE GOLD CORP
filed 1997-07-31
CIK 719754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                     or

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

Number of Shares outstanding at June 30, 1997:      1,870,050

PART I. - FINANCIAL INFORMATION

                   GOLDEN CYCLE GOLD CORPORATION

                           BALANCE SHEETS

                                                 June 30,      December 31,
                                                  1997             1996
                                               (Unaudited)
                                                 _________      _________
Assets
_________________________________________
Current assets:
     Cash and cash equivalents                 $    14,202     $    36,268
     Short-term investments                      2,186,892       2,305,866
     Interest receivable and other
         current assets                             19,415           9,876
                                                 _________       _________

               Total current assets
2,220,510         2,352,010

Investment & other assets
     Note receivable                                                 242,500
    242,500
     Deposit, Rent, Philippines
    2,348                      -
     Assets held for sale (net)
 132,680            132,680
     Investment in mining joint venture (Note 2)       -              -
                                                 _________      _________
          Total investment & other assets          377,528        375,180


     Property and equipment                         51,974         15,881
                                                 _________      _________
          Total assets                         $ 2,650,012    $ 2,743,071


Liabilities and Shareholders' Equity
_________________________________________

Accounts payable and accrued liabilities       $    24,260   $    18,710

Shareholders' equity:
     Common Stock - no par value.
          Authorized 3,500,000 shares;
          issued and outstanding
          1,870,050 shares                                    7,054,290
7,054,562
     Additional paid-in capital                  1,927,736     1,927,736
     Accumulated deficit                        (6,357,040)   (6,258,703)
     Foreign currency translation                      766           766

                                                 _________      _________
Total shareholders' equity                       2,625,752      2,724,361
                                                 _________      _________
                                               $ 2,650,012    $ 2,743,071

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION

               STATEMENTS OF OPERATION AND ACCUMULATED DEFICIT
                         FOR THE THREE MONTHS ENDED
                           June 30, 1997 and 1996
                                (Unaudited)

                                                 Three Months Ended
                                                       June 30,
                                                 ____________________
                                                                  1997
1996
                                                 _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $         -  $         -
     Other, consulting fees                            -       14,000

                                                 _________  _________
          Total operating revenue                  -        14,000

Expenses:
     General and administrative                   (231,396)  (131,643)
                                                 _________   _________
          Operating income (loss)               (231,396)      (117,643)

Other income:
     Interest and other income                      26,326       10,590
     Gain on asset sold                                1,000               -
                                                 _________   _________
          Total other income                         27,326         10,590
                                                  _________   _________

          Net income (loss)                 $ (204,070)   $(107,052)
                                                 _________   _________
Income (loss) per share                         $    (0.11)   $   (0.06)

Weighted average common
     shares outstanding                          1,870,050   1,658,050

ACCUMULATED DEFICIT:
Beginning of period                            $(6,152,970) $(6,195,056)
                                                  _________   _________
End of Period                                   (6,357,040)  (6,302,109)

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION

               STATEMENTS OF OPERATION AND ACCUMULATED DEFICIT
                         FOR THE SIX MONTHS ENDED
                           June 30, 1997 and 1996
                                (Unaudited)

                                                 Six Months Ended
                                                       June 30,
                                                 ____________________
                                                                  1997
1996
                                                 _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $ 250,000  $ 250,000
     Other, consulting fees                            -       27,602

                                                 _________  _________
          Total operating revenue                  -       277,602

Expenses:
     General and administrative                   (404,198)  (193,235)
                                                 _________   _________
          Operating income (loss)               (154,198)        84,367

Other income:
     Interest and other income                      54,862       16,663
     Gain on asset sold                                1,000               -
                                                 _________   _________
          Total other income                         55,862         16,663
                                                  _________   _________

          Net income (loss)                 $ (98,337)   $  101,031
                                                 _________   _________
Income (loss) per share                         $    (0.5)   $   0.06

Weighted average common
     shares outstanding                          1,870,050   1,615,550

ACCUMULATED DEFICIT:
Beginning of period                            $(6,258,703) $(6,403,139)
                                                  _________   _________
End of Period                                   (6,357,040)  (6,302,109)

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION

                         STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED
                          June 30, 1997 and 1996

                                                    1997          1996
                                                 __________    __________

Cash flows from operating activities:
     Net Income                                  $   (98,337)   $   101,031
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation expense                   4,834         2,026
               Increase in interest receivable
                    and other current assets        (9,539)      (2,496)
               Increase in accounts receivable       -           (14,261)
               Increase (decrease) in accounts payable
                    and accrued liabilities          5,550       (5,043)
                                                  __________    __________
                 Net cash provided (used) by
                        operating activities            (97,492)        81,257
                                                  __________    __________
Cash flows provided (used) by investing activities:
     Decrease (increase) in short-term
           investments, net                          118,974     (972,523)
     Increase in rental deposits                                   (2,348)
         -
     Purchases of property and equipment             (40,927)          -
                                                  __________    __________
                 Net cash provided (used) by investing
                    activities                        75,699     (972,523)

                __________     __________
Cash flows from financing activities:
     Proceeds from issuance of Common Stock             (273)         -

                    Net increase (decrease) in
                      cash and cash equivalents     (22,066)       89,983

Cash and cash equivalents, beginning of six months   36,268         9,840

                __________     __________
Cash and cash equivalents, end of six months     $   14,202     $   99,823

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

(2)  INVESTMENT IN JOINT VENTURE

     The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero.
Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 1997, the Company's share of accumulated unrecorded losses from the Joint Venture was $ 4,950,058.

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

         The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including Pikes Peak's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to Pikes Peak and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either Pikes Peak or third-party financial institutions and are repayable prior to distributions to the venture participants. The Manager reported that Initial Loans, payable to Pikes Peak, of approximately $154 million were outstanding at June 30, 1997. Under the Agreement as amended in 1991, the Joint Venture has not earned or distributed any Net Proceeds.

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

         Cash used by operations was approximately $97,000 in the six months ended June 30, 1997, compared to cash provided by operations of approximately $81,000 in the corresponding period of 1996. Cash provided by operations during the 1997 period decreased from the 1996 period by approximately $178,000, primarily due to commencement of activities in the Philippines by the Company's Philippine subsidiary, Golden Cycle Philippines, Inc. ("GCPI") and increased salary expense.

         The Company's working capital was approximately $2,196,000 at June 30, 1997 compared to $1,420,000 at June 30, 1996. Working capital increased by approximately $776,000 at June 30, 1997 compared to June 30, 1996. The increase resulted primarily from the sale of 100,000 shares of the Company's common stock in December 1996 to the MIDAS mutual fund for aggregate proceeds of $1,000,000. The shares are "restricted" under the federal securities laws, although the Company has registered the 100,000 shares for public resale.
The exercise of options for an aggregate of 27,000 shares of the Company's common stock by two Directors of the Company during 1996 provided an additional $132,000.

         During 1997, the Company has budgeted approximately $240,000 to support GCPI in its search for gold and copper mining opportunities in the Philippines. If opportunities to economically develop Philippine operations are available, and the Company elects to pursue them, the Company may be required to allocate a significant portion of its existing working capital to fund such activities and additional working capital not currently on hand may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required. Furthermore, if such operations are commenced, it is unlikely they would generate positive cash flow and/or profit for several years.

Results of Operations

         The Company incurred a net loss for the six months ended June 30, of approximately $98,000 in 1997, compared to net income of approximately $101,000 in the 1996 period.

         The change to net loss for the first six months of 1997 compared with the net income of the corresponding period in 1996 was due to an increase of approximately $211,000 in general and administrative expenses during the 1997 period, which increase primarily related to activities of GCPI in the Philippines and, to a lesser extent, increases in salaries. The increase in expenses was partially offset by increased interest income in the 1997 period.

         The Company accounts for its investment in the Joint Venture by the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 1997, the Company's share of accumulated unrecorded losses from the Joint Venture was $ 4,950,058.

         The Joint Venture incurred a net loss of $ 2.995 million for the six months ended June 30, 1997. The Joint Venture recorded net income of $1.93 million for the year ended December 31, 1996. The Joint Venture incurred net losses of $3.654 million and $9.350 million in 1995 and 1994, respectively.

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


                                     THE GOLDEN CYCLE GOLD CORPORATION
                                                                (Registrant)




                                                      /s/ Birl W. Worley Jr.


                                                      Birl W. Worley Jr.
                                                      President & C.E.O.


                                                      /s/ R. Herbert Hampton

                                                      R. Herbert Hampton,
                                                      Vice President, Finance
July 29, 1997