Form 10-K
period 1997-12-31
GOLDEN CYCLE GOLD CORP
filed 1998-03-31
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1997

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,894,000. This calculation is based on the average of the bid and asked prices of the common stock on the Pacific Exchange on March 26, 1998.

The number of shares of the Registrant's Common Stock, outstanding as of March 26, 1998 was 1,870,050.

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

         In addition to its Joint Venture activities, the Company is seeking to participate in gold and copper mining activities in the Republic of the Philippines. The Company incorporated Golden Cycle Philippines, Inc.
("GCPI"), a wholly-owned subsidiary, under the laws of the Philippines on November 12, 1996, and GCPI has entered into an agreement with Benguet Corporation, a Philippine mining company, providing for their joint participation in the exploration, development and production of mining properties in certain areas of the Philippines. See "Description of Philippine Activities" for further information regarding the proposed activities of GCPI in the Philippines.

         As of December 31, 1997, the Company had a total of 6 employees.

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

     The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the "Initial Loans") to the Joint Venture by either Pikes Peak or, if such loans are available at a lower cost than from Pikes Peak, financial institutions. Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers. The audited Joint Venture financial statements reported that as of December 31, 1997, the Joint Venture had $150.1 million in Initial Loans payable to Pikes Peak. After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

     The Joint Venture recorded net loss of $10.8 million for the year ended December 31, 1997 compared with net income of $1.93 million for the year ended December 31, 1996. Prior to 1996, the Joint Venture incurred substantial losses during each year of operation, including net losses of $3.65 million for the year ended December 31, 1995 and $9.35 million for the year ended December 31, 1994. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is volatile and subject to speculative movement, and the efficiency of the Cresson mining operation.

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

         The Joint Venture completed construction of the required infrastructure for the Cresson mine and began mining operations in 1995, with the first
Cresson gold pour occurring on February 14, 1995. In 1996, the Joint Venture completed its first full year of Cresson operations, and Phase 2 of the Cresson leach pad was completed.

         1997 Operational Highlights
(The Manager provides the Company with detailed information on the activities and operations of the Joint Venture. The following description of the Joint Venture's operations is derived from information made available by the Manager, upon whom reliance is placed, together with information independently developed by the Company.)

         Production

         Gold production for the Joint Venture increased for the third year in a row in 1997, to 228,162 troy ounces, a 32% increase from 1996 production of 174,708 troy ounces, and a 198% increase from 1995 production of 76,589 troy ounces. The Cresson mine also produced 48,067 troy ounces of silver. On a daily basis, approximately 28,625 tons of ore and 42,536 tons of "overburden," or waste, were mined.

     Revenue and Costs

         Although gold closed at an historic low in 1997, the Cresson Mine's low cash production costs of $196 per ounce enabled the joint venture to reduce the impact of lower gold revenue this past year. Production costs have declined annually since 1995 and were at their lowest level in 1997. Gold production was sold at an average price of approximately $332 per ounce, resulting in revenue of approximately $75.7 million.

         The Joint Venture's operating costs were approximately $70.9 million. Additionally, interest expense on the pre-production debt was $15.6 million, resulting in a loss of $10.8 million. The Joint Venture showed positive cash flow of approximately $1.5 million after deducting capital expenditures and adding non-cash depreciation, depletion, amortization, and reclamation expenses. No profit was distributed to Golden Cycle Gold Corp., although the Company did receive the Minimum Annual Distribution of $250,000.

     Exploration Results and Costs

         Exploration in 1997 was focused on locating and delimiting extensions of the existing ore deposit below and to the east of the Cresson open pit. Ongoing exploration found areas of higher grade gold ore which is necessary for continuing an economic operation. The decrease in the 1997 year end ore reserve estimate (net of production) vs. the 1996 estimate for the tonnage (-23.9%), contained ounces (-10.4%) and recoverable ounces (-8.2%), was due to the lowering of the gold price used in the ore reserve calculation from $400 to $335 per troy ounce. Had the exploration campaign not been successful, the revaluation of the ore reserve would have been much more severe. The most critical exploration, for new high grade gold deposition, will be continued in 1998. Given the promising targets now being probed, it is expected that exploration will replace the ounces of gold mined and produced in 1998. The Joint Venture's Exploration drilling costs were $3.51 million, twenty percent less than 1996 costs of $4.39 million.

     Gold Reserves

         During 1997, as part of its determination of the Joint Venture reserves, the Joint Venture re-evaluated the district ore deposit reserves. The ore reserves are shown in the table below. The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (Independent Mining Consultants Inc., Mine Reserve Associates Inc., Mineral Resource Development Inc., and Mine Development Associates, Inc.) and conform to accepted industry standards.

                Cripple Creek & Victor Gold Mining Company
            Gold Ore Reserve Estimate as of December 31, 1997 *

                 ORE        TROY       CONTAINED   RECOVERABLE   WASTE
                 TONS      OUNCES       OUNCES       OUNCES       TONS
                (000's)    PER TON      (TROY)      (TROY)**     (000's)
                ________  _________  ____________  ____________  ________
Cripple Creek
Victor district  84,559     0.0323      2,733,781    1,803,066    150,912
                ________  _________  ____________  ____________  ________

* These gold reserve figures were estimated based on a $335 per troy ounce gold price for all district deposits, and are subject to various royalties. There can be no assurance, however, that the Joint Venture can earn a profit when the market price of gold equals or exceeds the gold price used in estimating those reserves. During 1997, the average price of gold sold by the Joint Venture was approximately $332 per troy ounce.

** Recoverability of contained ounces is based on heap leaching and metallurgical testing. Recoverability rates vary by ore type. The recoverable ounces shown are based on weight proportion metallurgical averages for all deposits.

         The above estimates are based upon drill inferred data and are a combination of "proven" and "probable" reserves. The classifications of proven and probable are taken from the Securities and Exchange Commission's Guide 7.
         Proven (Measured) Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes;
grade and/or quality are computed from the results of detailed sampling and
(b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of reserves are well established.
         Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
         The ore reserve figures set forth above are estimates and no assurance can be given that any particular level of recovery of gold from ore reserves will in fact be realized.

         Construction/Historic Rehabilitation

     Historic Post Office Block, Victor, Colo.

         As part of its commitment to the community and as a way to help preserve the areas mining history, the joint venture purchased the historic post office block in Victor, Colo., and renovated it for use as administrative headquarters by the Joint Venture at a cost of $1.3 million. This 10,000-square foot building, dedicated at a public open house in August, preserves many of the architectural features of the original post office, including the main staircase. A custom skylight, in the center of the building was built to duplicate the original.

     Carol E. Roberts Technical Laboratory, Cresson Mine

         This state of the art Assay, Metallurgical Research and Environmental analysis Laboratory, built in 1997 at a cost of $2.6 million, is used to process exploration and production samples from the Cresson Mine and conducts all of the "in house" metallurgical testing and all of the analyses required for on-site Environmental control. This Laboratory replaces the antiquated lab which was located in the Carlton mill building.

     Completion of Phase II, Cresson Leach Pad

         The Cresson mine extracts gold using a modified heap leaching process involving a closed system and multiple liners. The design incorporates a closed circuit "valley-fill" in pad pond, leach pad with multiple, engineered, protective membranes between the ore being leached and the environment. This is a "state of the art" leach pad, classified as a zero discharge facility, which is continuously monitored via electronic leak detection equipment located between the sealing membranes and in "monitor"
wells located on the margin of the leach pad.   To date, the complete
leaching system has operated as designed and has also met all of the original government criteria. The Permitted Phase 2 expansion of the original leach pad was completed in March 1997 at a cost of $26.5 million. The Project was on time and on budget. The Phase 2 expansion will increase the total leach pad capacity by 27 million tons, allowing a further extension of the leach pad into the area formerly occupied by the Carlton Mill. This will increase the pad capacity to approximately 65 million tons.

         Technical Revision of the Mining Permit

         In 1997, the Joint Venture received approval of a technical revision of its mining permit that will ultimately add approximately 12 million tons of capacity to the Cresson leach pad. Work on this project is expected to begin in the spring of 1999.

         Employment

         Pikes Peak provides the work force required by the Joint Venture, which has no employees. Employment for the Joint Venture increased to 286 at December 31, 1997, up from 271 at December 31, 1996. The additional staff was required primarily by increased mine production levels.

     Environment

         The Joint Venture's balance sheet at December 31, 1997 reflects a total of $9.4 million in accrued reclamation liabilities. The Joint Venture has 840 acres under financial warranty as of March 1998 within its mining permit of 2,027 acres. IMC has posted a $20.91 million bond on behalf of the Joint Venture with the Colorado Mined Land Reclamation Board to ensure the reclamation of mining disturbances.

         As a pioneer in high-altitude, closed circuit, semi-arid, cold-weather, year-round leaching, the Joint Venture has developed an aggressive posture toward environmental protection and reclamation. Ongoing compliance with federal and state regulations includes seismic and noise monitoring for each production blast; permanent quality standards for ground and surface water including tunnel discharge; rain and snow fall monitoring; air emission and dust guidelines; and process solution containment systems at leach pads.

         In keeping with its active program to reclaim mined land for beneficial use as grazing and wildlife habitat, in 1997 the Joint Venture demolished the Carlton Mill, began removal of the Cameron leach pad and Pad #3, and started work on the detoxification and eventual closure of the Victor leach pad.
This pad still yields 10-20 ounces of gold per day.

         Since 1992, the Joint Venture has reclaimed approximately 90 acres that now supplement the habitat used by many wildlife species including elk. This year, it planted over 2,055 trees and shrubs on several overburden stock piles in addition to planting wild grasses and wildflowers. Perhaps the most successful example of reclamation was the 10-acre Rubie Pad, purchased from the American Rare Minerals Company, and seeded with native grasses and wildflowers. Today, the casual observer cannot distinguish the reclaimed areas from undisturbed ground.

         Current reclamation projects include: reclamation of selected exploration drill sites; continued de-toxification and reclamation of the Victor leach pad; continued reclamation of the Ironclad and Globe Hill waste rock side walls; continued stockpiling of topsoil for future reclamation; and continued removal of the detoxified "Cameron" and "School" leach pads.

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

         Hazardous wastes from certain mining and mineral processing operations are temporarily exempt from regulation under the federal Resource
Conservation and Recovery Act ("RCRA"). The EPA is currently considering the promulgation of a special set of rules to regulate mining wastes under RCRA, but those may be delayed pending anticipated Congressional re-authorization and revision of RCRA. The effect of any future regulation on the Joint Venture's operations cannot be determined until the legislative process is completed and new rules are issued; but it is assumed that they will have a significant impact on operations of all mining companies and increase the costs of those operations.

         Although the Manager expects that compliance with federal, state and local environmental regulations will continue to require significant future outlays, it is not possible to say with any certainty what impact such compliance may have on the Joint Venture's future capital expenditures or earnings.

         Distribution of Proceeds and Other Financial Aspects

         The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 1998. Subsequent payments of the same amount will be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining. The payments made on January 15, 1994, 1995, 1996, 1997, and 1998 and subsequent annual payments constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of net proceeds. After recovery by the Manager of these advances, if the Company's share (20% in the Initial Phase) of Net Proceeds exceeds the Minimum Annual Distribution, the larger amount will be distributed to the Company. The Joint Venture recorded a net loss of $10.8 million for the year ended December 31, 1997.

         The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as income. During 1992, the Company's share of Joint Venture losses exceeded the remaining carrying value of the investment and, accordingly, the investment was reduced to zero. The Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company may not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.

         As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company did not record its share of the Joint Venture's loss in 1997, net income in 1996, or loss in 1995. The Company's share of the 1997 Joint Venture net loss was $2,168,800. The Company's share of Joint Venture net income in 1996 was $386,000 and its share of Joint Venture net loss in 1995 was $730,800. As of December 31, 1997, the Company's accumulated unrecorded losses from the Joint Venture were $6,196,658.

Description of Philippine Activities

         During 1996, the Company formed a wholly owned Philippine subsidiary, Golden Cycle Philippines, Inc. (GCPI), for the purpose of exploring for gold and gold/copper deposits in the Republic of the Philippines. This subsidiary has entered into a comprehensive exploration and operating agreement with Benguet Corporation (the "BGA Agreement") covering mineral property acquisition, exploration, development, permitting, and mining in the eastern Mindanao gold belt. The cost of activities undertaken under the BGA
Agreement will be shared by GCPI and Benguet on a 50-50 basis, with all interests acquired owned equally. GCPI, as stipulated in the BGA Agreement, will purchase and operate all interests acquired under the BGA Agreement.

         In October 1997, the two companies signed the First Supplemental Agreement to the BGA Agreement, which added 1,050 acres of mineral claims held by Benguet to the BGA. Under the terms of this supplemental agreement, Golden Cycle Philippines will earn a 50% interest in these claims in exchange for funding the first $250,000 (about 10 million Philippine pesos) of exploration work. The claim area lies immediately south of the historic Masara and Hijo gold mines and just north of the Kingking copper/gold deposit. The surrounding area has produced more than 3 million troy ounces of gold and has drill indicated ore reserves in excess of 8 million troy ounces of gold.

         Phase I Exploration

        Work on the Golden Cycle Philippines claims will be conducted in a phased exploration program designed to detail the previously identified gold deposition. The first exploration phase is scheduled for completion in January 1998. This initial exploration phase will establish boundaries for the claims, involve soil sample gathering for geochemical analysis, plus detailed geological mapping and sampling of identified surface gold mineralization. All samples will be prepared and assayed by major internationally recognized contract laboratories. Management believes that it is possible to find, delineate and profitably mine gold ore from this claim area even at today's relatively low price.

         Additional prospects

         GCPI is in the process of negotiating for the acquisition of high potential mineral properties in the areas of interest, subject to the approval of the Boards of Directors of Benguet and the Company. Although Benguet and GCPI have identified certain properties, including properties owned or controlled by Benguet, which are believed to be appropriate for inclusion within the BGA Agreement, there is no assurance that such properties, or any other properties which GCPI or Benguet believe are appropriate for inclusion within the BGA Agreement, will be available on terms acceptable to the Company.

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

ITEM 2.  PROPERTIES: MINING, OIL AND GAS, AND WATER RIGHTS

         Mining Properties The Joint Venture mining properties consist of owned, leased and optioned mining claims and other land covering more than 4,800 acres of patented mining claims in and around the Cripple Creek Mining District of Teller County, Colorado and include most of the principal formerly-producing mines of the Cripple Creek district. The majority of the above acreage was contributed by the Company to the Joint Venture. Subsequently, the Joint Venture has purchased, leased and optioned additional acreage.

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

         From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States. It is estimated that approximately
21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation. The Joint Venture has added about 735,000 troy ounces of gold to this total during the period 1985 through 1997. The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle. Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts and workings are unsuitable for current operation without substantial rehabilitation. The Joint Venture is not currently operating underground.

         Oil and Gas Properties

         The oil and gas properties of the Company are comprised of approximately
7,300 acres of mineral rights in the Penrose Area of Fremont County, Colorado. There is no evidence of successful oil and gas development nearby, with the exception of the Florence, Colorado area. Florence was the site of the first producing wells in Colorado in the 1860's and the area is still producing on a limited scale today. Several years ago, interest was shown in leasing very large acreages of state land about 50 to70 miles east of the Company's land. No development of that area is visible at this time. The oil and gas properties have no carrying value for balance sheet purposes.

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

ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings to which the Company is a party are pending. The Joint Venture is involved in certain litigation in the normal course of business. The Manager believes these matters will be resolved without a material adverse effect on the Joint Venture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 1997.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

Market Information

     The Company's Common Stock has been listed and traded on the Pacific Exchange since 1987 (except during the period from July 6, 1994 to August 30, 1994), and from July 1, 1983 until June 30, 1992 was quoted on NASDAQ. The Company's trading symbol is GCC on the Pacific Exchange. The following table shows the high and low bid price per share on the Pacific Exchange for each calendar quarter since January 1, 1996.

Price Range For:                                       HI                   LOW
_________________________________         __________        __________
Quarter ended December 31, 1997             8 -1/4            6 -1/4
Quarter ended September 30, 1997            8 -3/4            7 -7/8
Quarter ended June 30, 1997                 9 -3/8            8 -3/4
Quarter ended March 31, 1997               10 -3/4            9
Quarter ended December 31, 1996            12 -3/4            8 -1/4
Quarter ended September 30, 1996            9 -1/2            8 -1/4
Quarter ended June 30, 1996                 8 -3/4            7 -7/8
Quarter ended March 31, 1996                9 -3/8            8

         Bid prices are between dealers and do not include mark-ups, mark-downs, or commissions, nor do they necessarily represent actual transactions.

         During the three years ended December 31, 1997, the Company sold a total of 270,000 shares of Common Stock in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"). Information relating to each of these transactions is set forth below:

                                                    Number of Shares
                             Name of                     Shares
Consi
deration
Date of Sale            Purchaser                Purchased              Paid
____________    ______________      _______________      ____________

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

Holders of the Company's Common Stock
         The number of holders of record of the Company's Common Stock as of March 26, 1998 was 1125. The number of holders beneficial owners for whom shares are held in "street name" as of March 26, 1998 is believed to be more than 750.

Dividends
         The Company has not paid any dividends. The Company does not anticipate the payment of any dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

                           1997      1996     1995      1994      1993
                                _________ _________ ________ _________ _________

Revenues  (1)           $ 250,000 $ 250,000 $250,000 $ 250,000 $ 250,000

Other Revenues            124,000   346,000   25,000    33,000    22,000

Expenses                  668,000   452,000  273,000   465,000   362,000

Share of Mining Joint
Venture losses  (2)           -         -        -         -
Net Profit (Loss)        (293,000)  144,000    2,000  (182,000)  (90,000)

Net Profit (Loss)
     Per Share              (0.16)     0.08      -(3)    (0.12)    (0.06)

Total Assets            2,427,000 2,743,000   548,000 1,033,000   694,000

Long term obligations         -         -         -        -         -

(1) Revenues include the Minimum Annual Distribution. See Management's Discussion and Analysis below, and Notes 1 and 4 to the financial statements for a description of the accounting for the Minimum Annual Distribution.

(2) The Joint Venture recorded net loss of $10.8 million for the year ended December 31, 1997. The Company has not recorded its share of the Joint Venture net loss for the 1997 period ($2,168,800) nor its share of the Joint Venture's net income for the 1996 period ($386,000), and did not record its share of the Joint Venture's losses in 1995, 1994 and 1993 ($730,800, $1,870,000 and $1,707,600 respectively) because its Joint Venture investment balance was reduced to zero in 1992. The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($6,169,658 as of December 31, 1997) are recovered. See Management's Discussion and
Analysis below, and Notes 1 and 4 to the financial statements.

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

         During 1997, the Company began exploration activities in the Philippines through GCPI. During 1997 the Company expended approximately $77,000 to support GCPI operations, and incurred a foreign currency translation loss of approximately $29,000. GCPI expended an additional $134,000 in searching for promising mineral properties and in evaluating and negotiating for certain properties in the Republic of the Philippines. Further, GCPI expended approximately $58,000 conducting initial exploration of the SAR 1-5 claims under Amendment 2 to the BGA.

         The Company's working capital was $1,942,165 at December 31, 1997 compared to $2,333,300 at December 31, 1996. Cash used in operations was $281,688 in 1997 compared to cash used by operations of $124,971 during 1996. The increase in cash used in operations during 1997 was primarily due to the commencement of exploration operations in the Philippines.

         Working capital decreased by approximately $391,000 at December 31,
1997
compared to December 31, 1996. The decrease resulted primarily from Philippine exploration operations, $298,000, and increased general and administrative expenses.

         Management believes that the Company's working capital, augmented by the
Minimum Annual Distribution, is adequate to support operations at the current level for several years, barring unforeseen events. The Company anticipates that its Philippine subsidiary will continue exploration and development activities in the Philippines in 1998. The Board of Directors has authorized the funding of the next phase of the SAR 1-5 claim exploration, to be completed in March 1999. During 1998, the Company has budgeted approximately $203,000 to support GCPI in its search for gold and copper mining opportunities in the Philippines. If opportunities to economically expand the Philippine operations are available and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or on terms that would be acceptable. Furthermore, if such operations are commenced, it is unlikely they would generate positive cash flow and/or profit for several years.

     Results of Operations

         The Company reported a net loss of $293,000 for the year ended December 31, 1997 as compared to a net income of approximately $144,000 for 1996 and a net income of approximately $2,000 for 1995.

         The change to net loss in 1997 compared to net income in 1996 was due to expenditure of approximately $134,000 for Philippine operations and higher general and administrative costs of approximately $82,000. The general and administrative costs were higher primarily due to the hiring of a geological consultant ($23,000), increased liability insurance expense ($14,500), and increased public relations expense ($45,000).

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

         The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company has not recorded its share of Joint Venture income or losses incurred subsequent to the reduction of its investment balance to zero in 1992. The Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of December 31, 1997, the Company's accumulated unrecorded losses from the Joint Venture are $6,169,658.

        The Joint Venture recorded net loss of $10.8 million for the year ended December 31, 1997 compared to net income of $1.93 million for the year ended December 31, 1996. The Joint Venture incurred net loss of $3,654,000 in 1995.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

         *Information regarding items 10 through 13 has been omitted from this report because the Company intends to file, on or before April 30, 1998, a definitive Proxy Statement pursuant to Regulation 14A, containing the information required by those items, which information is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements
         Pag
e
____________________                                      ____

Financial Statements of the Registrant:

     Independent Auditors' Report, KPMG Peat Marwick LLP        21

         Consolidated Balance Sheets, December 31,
          1997 and 1996                                         22

         Consolidated Statements of Operations for the Years
           Ended December 31, 1997, 1996 and 1995                         23

         Consolidated Statements of Shareholders' Equity for
          the Years Ended December 31, 1997, 1996 and 1995      24

         Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1997, 1996 and 1995                         25

         Notes to Consolidated Financial Statements
26

Exhibit Index
_____________
     3.1. Articles of Incorporation and By-laws (incorporated by reference to Exhibit 2 to the Company's Form 10 dated May 19, 1983).

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

    10.2. Directors' Stock Option Plan (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement dated April 13,
1992).*

    10.3 1992 Stock Option Plan (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement dated April 13, 1992).*

    10.4 1997 Officer's & Director's Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 30, 1997).*

    23.1  Consent of  KPMG Peat Marwick LLP, page 32.

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c).

Reports on Form 8-K
___________________
     No reports on Form 8-K were filed during the fourth quarter of 1997.

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

Date: March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Orville E. Anderson
___________________________________                March 27, 1998
Orville E. Anderson, Director                                   Date

/s/ Melvin L. Cooper
___________________________________                March 27, 1998
Melvin L. Cooper, Director                                      Date

/s/ Rex H. Hampton
___________________________________                   March 27, 1998
Rex H. Hampton, Director                                        Date

/s/ Joseph M. Keane
___________________________________                March 27, 1998
Joseph M. Keane, Director                                       Date

/s/ Frank M. Orrell
___________________________________             March 27, 1998
Frank M. Orrell, Director                                  Date

/s/ Alan P. Ploesser
___________________________________                March 27, 1998
Alan P. Ploesser, Director                                      Date

Independent Auditors' Report




The Shareholders and Board of Directors
Golden Cycle Gold Corporation:


We have audited the accompanying consolidated balance sheets of Golden Cycle Gold Corporation and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Denver, Colorado
March 18, 1998

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 1997 and 1996

Assets                                                1997        1996
_______________________________________             _________   _________
Current assets:
     Cash and cash equivalents                    $    11,095      36,268
     Short-term investments (note 2)                1,937,736   2,305,866
     Interest receivable and other current assets      20,686       9,876
                                                    _________   _________
          Total current assets                      1,969,517   2,352,010

Note receivable from sale of water rights (note 3)    233,569     242,500

Assets held for sale - water rights (note 3)          132,680     132,680

Property and equipment, at cost
     Land                                               2,364       2,364
     Mineral property development costs                57,582         -
     Furniture and fixtures                             8,303       7,254
     Machinery and equipment                           49,492      36,439
                                                     _________   _________
                                                      117,741      46,057
     Less accumulated depreciation and depletion      (31,785)    (30,176)
                                                     _________   _________
                                                        85,956      15,881

Other assets                                             5,394         -

Investment in mining joint venture (note 4)                 -          -
                                                     _________    _________
                                                   $ 2,427,116    2,743,071
                                                     =========    =========

Liabilities and Shareholders' Equity
_______________________________________
Current liabilities -
     accounts payable and accrued liabilities      $    27,352       18,710

Shareholders' equity:
     Common stock, no par value.  Authorized
     3,500,000 shares;  issued and outstanding
     1,870,050 shares                                7,051,954     7,054,562
     Additional paid-in capital                      1,927,736     1,927,736
     Accumulated deficit                            (6,552,025)   (6,258,703)
     Foreign currency translation adjustment           (27,901)          766
                                                      _________    _________
               Total shareholders' equity             2,399,764    2,724,361
                                                      _________    _________
                                                    $ 2,427,116    2,743,071
                                                      =========    =========

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 1997, 1996 and 1995
                                                   1997      1996      1995
Revenue
     Distributions from mining joint venture in
          excess of carrying value (note 4)     $ 250,000   250,000   250,000
     Other - consulting fees                          -      27,602       -
                                                _________  _________  _________
                                                  250,000    277,602   250,000
Expenses:
     General and administrative                   531,085    402,213   266,796
     Depreciation expense                           2,033      3,917     4,031
     Exploration expense                          134,438     46,391        -
                                                _________   _________  _________
                                                  667,556     451,608   270,828
                                                _________   _________  _________
          Operating loss                         (417,556)   (174,006)  (20,828)

Other income (expense):
     Interest and other income                    122,784      49,849    25,319
     Gain on sale of assets                         1,450     268,593       -
     Interest expense                                 -           -      (2,210)
                                                _________   _________  _________
                                                  124,234     318,442    23,109
                                                _________   _________  _________
          Net income (loss)                   $  (293,322)    144,436     2,281
                                                 ========    ========   ========
Income (loss) per share                           $ (.16)       0.08        *
                                                     ===         ===       ===
Weighted average common shares outstanding      1,870,050   1,839,300  1,572,383
                                                 ========    ========   ========
*Less than $.01 per share.

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 1997, 1996, and 1995

                                              Additional
                            Common stock        paid-in  Accumulated
                         ____________________
                          Shares      Amount    capital    deficit     Total
                         ________    ________   ________   ________   ________

Balances at
     December 31, 1994   1,571,050 $ 4,975,612  1,927,736 (6,405,420) 497,928

Stock options exercised      2,000      14,125        -          -     14,125
Net Income                     -           -          -        2,281    2,281
                          ________    ________   ________   ________   ________
Balances at
     December 31, 1995   1,573,050   4,989,737  1,927,736 (6,403,139)  514,334

Shares issued for cash
     in private placements,
     net of offering costs
     of $87,425            270,000   1,932,575        -           - 1,932,575
Stock options exercised     27,000     132,250        -           -   132,250
Net Income                     -           -          -      144,436  144,436
Foreign currency
     translation adjustment    -           -          -          -        766
                          ________    ________   ________   ________   ________
Balances at
     December 31, 1996   1,870,050   7,054,562  1,927,736  (6,258,703) 2,724,361

Offering costs                 -        (2,608)       -           -     (2,608)
Net loss                       -           -          -      (293,322) (293,322)
Foreign currency
     translation adjustment    -           -          -           -     (28,667)
                          ________    ________   ________    ________   ________
Balances at
     December 31, 1997   1,870,050   7,051,954  1,927,736  (6,552,025) 2,399,764
                          ========    ========   ========    ========   ======
See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 1997, 1996 and 1995

                                                1997       1996        1995
                                              _______     _______     _______
Cash flows from operating activities:
     Net income (loss)                      $(293,322)    144,436       2,281
     Adjustments to reconcile net income
          (loss) to net cash provided by
          (used in) operating activities:
               Depreciation expense             2,033       3,917       4,031
               Gain on sale of assets          (1,450)   (268,593)        -
               Decrease in interest receivable
                    and other current assets  (10,810)     (9,385)       (445)
               Increase (decrease) in
                    accounts payable and
                    accrued liabilities         8,642       4,654        (905)
                                               _______     _______     _______
               Net cash provided by (used in)
                    operating activities      (294,907)   (124,971)      4,962
                                               _______     _______     _______

Cash flows from investing activities:
     Decrease (increase) in short-term
          investments, net                      368,130  (1,951,103)   (26,674)
     Mineral property development costs         (75,421)        -          -
     Increase in other assets                    (5,394)        -          -
     Proceeds from sale of assets                 1,450      50,000        -
     Decrease in note receivable                  8,931         -          -
     Purchases of property and equipment, net   (14,256)    (12,445)       -
                                                _______      _______   _______
                Net cash provided by (used in)
                     investing activities        283,440  (1,913,548)  (26,674)
                                                _______      _______   _______
Cash flows from financing activities:
     Proceeds from issuance of common
           stock, net of offering costs          (2,608)    2,064,825   14,125
     Repayment of note payable                      -             -    (500,000)
                                                 _______      _______   _______
                Net cash provided by (used in)
                     financing activities        (2,608)    2,064,825  (485,875)
                                                 _______      _______   _______
Effect of exchange rate changes on cash          (11,098)         122       -
                                                 _______      _______   _______

                Net increase (decrease) in
                     cash and cash equivalents   (25,173)      26,428  (507,587)

Cash and cash equivalents, beginning of year      36,268        9,840   517,427
                                                  _______      _______   _______
Cash and cash equivalents, end of year         $   11,095       36,268   9,840
                                                   ======       ======   ======


See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1996 and 1995
________________________________________________________________________

(1)  Summary of Significant Accounting Policies
         Golden Cycle Gold Corporation (the Company) acquires and develops mining properties. The Company's principal investment consists of its joint venture participation in the Cripple Creek and Victor Gold Mining Company (the Joint Venture), a precious metals mining company in the Cripple Creek Mining District of Teller County, Colorado. In addition, during 1997, the Company established Golden Cycle Philippines, Inc. (GCPI), a wholly-owned subsidiary of the Company, in the Republic of the Philippines in order to participate in potential mining opportunities.

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

Short-Term Investments

         Short-term investments consist of U.S. Treasury Bills and certificates of deposit. Debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost.

Investment in Mining Joint Venture

         The Company accounts for its investment in the Joint Venture on the equity method. In prior years, the Company's share of Joint Venture losses exceeded the remaining carrying value of the investment and, accordingly, the investment was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income. The Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero, as the Company has no obligation to fund operating losses. To the extent the Joint Venture is profitable, the Company does not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses have been recouped.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued


(1) Summary of Significant Accounting Policies (continued)

Mineral Exploration and Development Costs

         Mineral exploration costs are expensed as incurred. Development costs associated with mineralized properties are capitalized until commercial production commences. Depletion of development costs is provided on a units of production basis over the estimated proven and probable recoverable reserves.

         Periodically, the Company assesses the carrying value of its development costs, property and equipment and when necessary, writes down the asset to net recoverable value.

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

Stock Options

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.
Accordingly, no compensation cost is recognized for stock options granted with exercise prices equal to the fair market value.

Income Taxes

         The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using enacted tax rates expected to apply in the years in which such temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period of the enactment date.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued



Earnings (Loss) Per Share

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of earnings per share in prior periods. The statement replaces the calculation of "primary earnings per share" with "basic earnings per share" and redefines the "dilutive earnings per share" computation. Adoption of SFAS 128 did not effect the reported income (loss) per common share for the years ended December 31, 1997, 1996 and 1995.

(2) Short-Term Investments

         The amortized cost of debt securities, which approximates fair value, at
December 31, 1997 and 1996 was $1,221,119 and $1,926,261, respectively.  All debt securities held at December 31, 1997 mature within one year.  The
Company held certificates of deposit of $656,161 and $205,659 at December 31, 1997 and 1996, respectively.

(3) Notes Receivable and Assets Held for Sale

         The Company owns certain water rights in Fremont County, Colorado, which it is actively attempting to sell. A sale of a portion of the water rights to the city of Cripple Creek for $312,500 closed on December 31, 1996. The Company received cash of $70,000, $20,000 of which was received in 1994 and a promissory note in the amount of $242,500. The promissory note is payable in equal payments of $28,331 annually, including interest commencing on December 19, 1997 until December 19, 2001, at which time the entire principal balance, together with accrued interest is due and payable.

(4) Investment in Mining Joint Venture

         The Company owns an interest in the Joint Venture with Pikes Peak
Mining
Company (PPMC). PPMC manages the Joint Venture. The Joint Venture conducts exploration, development, and mining of certain properties in the Cripple Creek Mining District, Teller County, Colorado. The Joint Venture owns or controls surface and/or mineral rights in the Cripple Creek Mining District, certain portions of which are being actively explored and developed.

     The Joint Venture Agreement, as amended, generally requires PPMC to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase, as defined, that will terminate when Initial Loans, as defined, have been repaid and when $58 million of Net Proceeds, as defined, has been distributed 80% to PPMC and 20% to the Company. As of December 31, 1996, Initial Loans were approximately $150 million and no Net Proceeds have been distributed. Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase,

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued



(4) Investment in Mining Joint Venture (continued)

the Joint Venture will distribute metal in kind, 67% to PPMC and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company's future share of Net Proceeds, if any.

     The Company's share of Joint Venture losses which have not been recorded in its consolidated financial statements is $2,168,800 in 1997. The Company's share of the Joint Venture income (losses), which have not been recorded in its consolidated financial statements, is $386,000 (net income) and $731,000 (net loss) in 1996 and 1995, respectively. As of December 31, 1997, the Company's accumulated unrecorded losses from the Joint Venture are $6,196,658.

         The condensed balance sheets of the Joint Venture as of December 31, 1997 and 1996 are summarized as follows:

                                                 1997              1996
                                                _______          _______
                                                      (in thousands)
Assets
_________________________________
Inventory                                   $    31,034          35,524
Other current assets                              1,439           2,631
                                                _______          _______
          Total current assets                   32,473           38,155

Fixed assets and mine development costs         140,757          147,260
                                                _______          _______
          Total assets                      $   173,230          185,415
                                                =======          =======
Liabilities and Venturers' Equity
_________________________________
Current liabilities                         $     9,106           10,043
Payable to PPMC                                 150,091           151,624
Capital lease obligations                         6,081             7,196
Accrued reclamation costs                         8,811             6,317
                                                _______           _______
          Total liabilities                     174,089           175,180

Venturers' equity                                  (859)           10,235
                                                _______           _______
          Total liabilities and venturers'
               equity                        $  173,230            185,415
                                                =======            =======

The condensed statements of operations of the Joint Venture for each of the three years ended December 31, 1997 are summarized as follows:

                                          1997        1996       1995
                                         _______     _______    _______
                                                  (in thousands)
Revenue                              $    75,697      67,699     29,595
Operating expenses                       (70,754)    (52,883)   (23,789)
Interest expense                         (15,787)    (12,886)    (9,460)
                                         _______      _______    _______
Net earnings (loss)                  $   (10,844)       1,930     (3,654)
                                         =======      =======    =======

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statement, Continued
________________________________________________________________________

(5)  Income Taxes

The tax effects of temporary differences that give ries to significant portions of the deferred tax assets at December 31, 1997 and 1996 are presented below:

                                                     1997            1996
                                                   ________        ________
Deferred tax assets:
     Net operating loss carryforwards            $  441,000         375,000
     Provisions for asset impairments, related
         to assets held for sale                    140,000         140,000
                                                   ________        ________
                                                    581,000         515,000
          Valuation allowance                      (581,000)       (515,000)
                                                    ________        ________
                    Net deferred tax asset        $     -               -
                                                     =======         =======

At December 31, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $1,176,000 which expire beginning in 1998 through 2016.

The Company has not recorded an income tax benefit in 1997, 1996 or 1995 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

(6) Common Stock Options

         Prior to 1992, certain officers, directors and employees were granted options to acquire 6,000 shares of common stock, at the discretion of the Company's Board of Directors. The exercise price of the options was based upon the market value of the common stock on the date of the grant. Such options expire ten years from the date of the grant.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statement, Continued
________________________________________________________________________

(6)  Common Stock Options (continued)

         During 1992, the Company's Board of Directors adopted a Directors'
Stock
Option Plan (the Directors' Plan) and a 1992 Stock Option Plan (the 1992
Plan). All options available under the Directors' Plan were granted prior to December 31, 1994. The 1992 Plan provides for the grant of options on a discretionary basis to certain employees and consultants. Under each plan, the exercise price cannot be less than the fair market value of the common stock on the date of the grant. The expiration of these 170,000 options is ten years from the date of the grant.

         Changes in stock options for each of the years in the three-year period ended December 31, 1997 are as follows:

                                                                 Weighted
                                           Option price      average exercise
                                 Shares      per share             price
                                 _______    ___________          _________

Outstanding and exercisable at
     December 31, 1994           220,000      3.00 - 11.00          7.51
     Exercised                    (2,000)    6.625 -  7.50          7.06
                                 _______

Outstanding and exercisable at
     December 31, 1995           218,000      3.00 - 11.00           7.51
     Exercised                   (27,000)      3.00 - 5.56           4.90
                                 _______
Outstanding and exercisable at
     December 31, 1996           191,000      $3.00 - 11.00           7.92
     Expired                      (1,000)         11.00              11.00
                                 _______
Outstanding and exercisable at
     December 31, 1997           190,000       $3.00 - 11.00          8.27

                                 =======

The weighted average remaining term of options outstanding was 5.7 and 5 years at December 31, 1997 and 1996, respectively.

No options were granted during 1997 and 1996. Accordingly, no disclosures regarding compensation cost for the Company's stock based compensation plans in accordance with the provisions of Statement of Financial Accounting Standards No. 123 have been presented.

                     Consent of Independent Auditors





The Board of Directors
Golden Cycle Gold Corporation

We consent to incorporation by reference in the registration statements
(Nos. 33-47877 and 333 12245) on Form S-3 and (Nos. 33-62952 and 33-26975 on
Form S-8 of Golden Cycle Gold Corporation of our report dated March 18, 1998, relating to the consolidated balance sheets of Golden Cycle Gold Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Golden Cycle Gold Corporation.




KPMG Peat Marwick LLP

Denver, Colorado
March 26, 1997