Form 10-Q
period 1998-03-31
GOLDEN CYCLE GOLD CORP
filed 1998-05-15
CIK 719754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

                                     or

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

Number of Shares outstanding at May 11, 1998:      1,870,050

PART I. - FINANCIAL INFORMATION

                   GOLDEN CYCLE GOLD CORPORATION

                           BALANCE SHEETS

                                                March 31,      December 31,
                                                  1998             1997
                                               (Unaudited)
                                                 _________      _________
Assets
_________________________________________
Current assets:
     Cash and cash equivalents                 $   103,462     $    11,095
     Short-term investments                      1,922,838       1,937,736
     Interest receivable and other
         current assets                             23,198          20,686
                                                 _________       _________

               Total current assets              2,049,498       1,969,517

Note receivable                                    233,569         233,569
Assets held for sale (net)                         132,680         132,680
Property and equipment, at cost:
     Land                                            2,364           2,364
     Mineral property development costs             77,345          57,582
     Furniture and fixtures                          9,524           8,303
     Machinery and equipment                        49,689          49,492
                                                 _________       _________
                                                   138,922         117,741
          Less accumulated depreciation            (33,495)        (31,785)
                                                 _________       _________
                                                   105,427          85,956
Other assets                                         3,535           5,394
Investment in mining joint venture (Note 2)            -               -
                                                 _________       _________
          Total assets                         $ 2,524,709     $ 2,427,116


Liabilities and Shareholders' Equity
_________________________________________

Accounts payable and accrued liabilities       $     8,885     $    27,352

Shareholders' equity:
     Common Stock - no par value.
          Authorized 3,500,000 shares;
          issued and outstanding
          1,870,050 shares                                    7,051,954
7,051,954
     Additional paid-in capital                  1,927,736       1,927,736
     Accumulated deficit                        (6,435,965)     (6,552,025)
     Accumulated comprehensive loss                (27,901)        (27,901)
                                                 _________       _________
Total shareholders' equity                       2,515,824       2,399,764
                                                 _________       _________
                                               $ 2,524,709     $ 2,427,116

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION

               STATEMENTS OF OPERATION AND ACCUMULATED DEFICIT
                         FOR THE THREE MONTHS ENDED
                           March 31, 1998 and 1997
                                (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                 ____________________
                                                                  1998
1997
                                                 _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $   250,000  $ 250,000
                                                 _________  _________
          Total operating revenue                  250,000    250,000

Expenses:
     General and administrative                   (160,333)   (172,803)
                                                 _________   _________
          Operating income                          89,667      77,197

Other income:
     Interest and other income                      26,393      28,536
                                                 _________   _________

          Net income                            $  116,060   $ 105,733
                                                 _________   _________
Income (loss) per share                         $     0.06   $    0.06

Weighted average common
     shares outstanding                          1,870,050   1,870,050

ACCUMULATED DEFICIT:
Beginning of period                            $(6,552,025) $(6,258,703)
                                                  _________   _________
End of Period                                   (6,435,965)  (6,152,970)

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION

                         STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                          March 31, 1998 and 1997
                                 (Unaudited)

                                                    1998          1997
                                                 __________    __________

Cash flows from operating activities:
     Net Income                                  $  116,060   $   105,733
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation expense                   1,710         2,344
               Increase in interest receivable
                    and other current assets         (2,512)      (10,367)
               Decrease in accounts payable
                    and accrued liabilities         (18,467)       (3,537)
                                                  __________    __________
                 Net cash provided by
                        operating activities              96,791        94,174
                                                  __________    __________
Cash flows provided (used) by investing activities:
     Decrease (increase) in short-term
          investments, net                            14,898       (74,207)
     Exploration & development costs                 (19,763)          -
     Decrease in other assets                          1,859           -
     Purchases of property and equipment, net         (1,418)      (40,705)
                                                  __________    __________
                 Net cash used by investing
                    activities                       (4,424)      (114,912)
                                                  __________     __________
                    Net increase (decrease) in
                      cash and cash equivalents       92,367        (20,738)

Cash and cash equivalents, beginning of three months  11,095         36,268
                                                  __________     __________
Cash and cash equivalents, end of three months     $ 103,462     $   15,530

See Accompanying Notes to Financial Statements

                   GOLDEN CYCLE GOLD CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements (other than the Balance Sheet at December 31, 1997) are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

         These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (Statement No. 130), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement No. 130 effective January 1, 1998 and there was no significant impact on the Company's financial statements.

(2)  INVESTMENT IN JOINT VENTURE

         The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 1998, the Company's share of accumulated unrecorded losses from the Joint Venture was $6,919,258.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Company's principal mining investment and source of cash flows has been its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is Pikes Peak Mining Company ("Pikes Peak"), a wholly-owned subsidiary of Independence Mining Company.

         The Company's rights and obligations relating to its Joint Venture interest are governed by the Joint Venture Agreement. The Joint Venture is currently operating in the Initial Phase, as defined. In accordance with the Joint Venture Agreement, Pikes Peak manages the Joint Venture, and is required to finance all operations and capital expenditures during the Initial Phase.

         The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including Pikes Peak's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to Pikes Peak and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either Pikes Peak or third-party financial institutions and are repayable prior to distributions to the venture participants. The Manager reported that Initial Loans, payable to Pikes Peak, of approximately $148.2 million were outstanding at March 31, 1998. Under the Agreement as amended in 1991, the Joint Venture has not earned or distributed any Net Proceeds.

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

         Cash provided by operations was approximately $97,000 and $94,000 in the 1998 and 1997 periods respectively. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 15, 1998. No further distributions are expected from the Joint Venture during the remainder of 1998.

         Cash provided by operations during the 1998 period increased from the 1997 period by approximately $3,000 primarily due to reduced general and administrative expenses.

         The Company's working capital was approximately $2,041,000 at March 31, 1998 compared to $2,401,000 at March 31, 1997. Working capital decreased by approximately $360,000 at March 31, 1998 compared to March 31, 1997. The decrease was primarily due to commencement of exploration activity, the establishment of office facilities and staffing in the Philippines by the Company's Philippine subsidiary, Golden Cycle Philippines, Inc. ("GCPI").

         During 1997, the Company began exploration activities in the Philippines through GCPI. During 1997 the Company expended approximately $77,000 to support GCPI operations, and incurred a foreign currency translation loss of approximately $29,000. GCPI expended an additional $134,000 in searching for promising mineral properties and in evaluating and negotiating for certain properties in the Republic of the Philippines. Further, GCPI expended approximately $58,000 conducting initial exploration of the SAR 1-5 claims under Amendment 2 to the BGA. Amendment 2 to the BGA is an exploration buy-in under which the Company will earn a 50% interest in the claims for the expenditure of Philippines peso 10 million. Consequently all exploration expenditures under Amendment 2 to the BGA are capitalized.

         During the first three months of 1998, GCPI expended approximately $44,000 in continuing its search for additional promising mineral properties, and approximately $20,000 continuing its initial exploration of SAR 1-5 claims under Amendment 2 to the BGA.

         The Company anticipates that GCPI will continue exploration and development activities in the Philippines in 1998. During 1998, the Company has budgeted approximately $175,000 to support GCPI in its search for gold and copper mining opportunities in the Philippines. If opportunities to economically expand the Philippine operations are available and the Company elects to pursue them, the Company will seek outside financing which may dilute its interest in GCPI. There is no assurance that the Company will be able to obtain such additional capital, if required. Furthermore, if such operations are commenced, it is unlikely they would generate positive cash flow and/or profit for several years.

Results of Operations

         The Company had net income, for the three months ended March 31, of approximately $116,000 in 1998, compared to net income of approximately $106,000 in the 1997 period.

         The increase in net income for the first three months of 1998 compared with the corresponding period in 1997 was due to decreased general and administrative expenses during the 1998 period.

         The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 1998, the Company's share of accumulated unrecorded losses from the Joint Venture was $6,919,258.

         The Joint Venture incurred a net loss of $3.7 million for the three months ended March 31, 1998. The Joint Venture incurred net loss of $10.8 million for the year ended December 31, 1997. The Joint Venture recorded net income of $1.9 million for the year ended December 31, 1996 and net loss of $3.7 million in 1995.

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


                                     THE GOLDEN CYCLE GOLD CORPORATION
                                                                (Registrant)




                                                      /s/ Birl W. Worley Jr.


                                                      Birl W. Worley Jr.
                                                      President & C.E.O.


                                                      /s/ R. Herbert Hampton

                                                      R. Herbert Hampton,
                                                      Vice President, Finance
May 11, 1998