Form 10-Q
period 1998-06-30
GOLDEN CYCLE GOLD CORP
filed 1998-08-10
CIK 719754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

                                     or

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

2340 Robinson Street, Suite 201,
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

Number of Shares outstanding at June 30, 1998:      1,870,050

PART I. - FINANCIAL INFORMATION

                   GOLDEN CYCLE GOLD CORPORATION
                           CONSOLIDATED
                          BALANCE SHEETS

                                                June 30,       December 31,
                                                  1998             1997
                                               (Unaudited)
                                                 _________      _________
Assets
_________________________________________
Current assets:
     Cash and cash equivalents                 $   218,824     $    11,095
     Short-term investments                      1,604,909       1,937,736
     Interest receivable and other
         current assets                             29,088          20,686
                                                 _________       _________

               Total current assets              1,852,821       1,969,517

Note receivable                                    233,569         233,569
Assets held for sale (net)                         132,680         132,680
Property and equipment, at cost:
     Land                                            2,364           2,364
     Mineral property development costs             94,993          57,582
     Furniture and fixtures                          9,442           8,303
     Machinery and equipment                        49,272          49,492
                                                 _________       _________
                                                   156,071         117,741
          Less accumulated depreciation            (34,622)        (31,785)
                                                 _________       _________
                                                   121,449          85,956
Other assets                                         3,407           5,394
Investment in mining joint venture (Note 2)            -               -
                                                 _________       _________
          Total assets                         $ 2,343,926     $ 2,427,116


Liabilities and Shareholders' Equity
_________________________________________

Accounts payable and accrued liabilities       $     3,173     $    27,352

Shareholders' equity:
     Common Stock - no par value.
          Authorized 3,500,000 shares;
          issued and outstanding
          1,870,050 shares                                    7,051,954
7,051,954
     Additional paid-in capital                  1,927,736       1,927,736
     Accumulated deficit                        (6,605,786)     (6,552,025)
     Accumulated comprehensive loss                (33,151)        (27,901)
                                                 _________       _________
Total shareholders' equity                       2,340,753       2,399,764
                                                 _________       _________
                                               $ 2,343,926     $ 2,427,116

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION
                               CONSOLIDATED
               STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                         AND ACCUMULATED DEFICIT
                   FOR THE THREE AND SIX MONTHS ENDED
                          June 30, 1998 and 1997
                                (Unaudited)

                                                 Three Months Ended
                                                       June 30,
                                                 ____________________
                                                                  1998
1997
                                                 _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $      -    $     -
                                                 _________  _________
          Total operating revenue                     -          -

Expenses:
     General and administrative                   (191,920)   (231,396)
                                                 _________   _________
          Operating loss                          (191,920)   (231,396)

Other income:
     Interest and other income                      22,099      26,326
     Gain on asset sold                               -          1,000
                                                 _________   _________
          Total other income                        22,099      27,326
                                                 _________   _________

          Net loss                             $  (169,821) $ (204,070)
                                                 _________   _________
Other comprehensive loss
     Foreign currency translation
          adjustments                               (5,250)       -
                                                 _________   _________
Comprehensive loss                             $  (175,071) $ (204,070)
                                                 _________   _________

Loss per share                                 $    (0.09)  $   (0.11)

Weighted average common
     shares outstanding                          1,870,050   1,870,050

ACCUMULATED DEFICIT:
Beginning of period                            $(6,435,965) $(6,152,970)
                                                  _________   _________
End of Period                                   (6,605,786)  (6,357,040)

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION
                               CONSOLIDATED
               STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                         AND ACCUMULATED DEFICIT
                   FOR THE THREE AND SIX MONTHS ENDED
                         June 30, 1998 and 1997
                              (Unaudited)

                                                 Six Months Ended
                                                       June 30,
                                                 ____________________
                                                                  1998
1997
                                                 _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $   250,000  $ 250,000
                                                 _________  _________
          Total operating revenue                  250,000    250,000
Expenses:
     General and administrative                   (352,253)  (404,198)
                                                 _________   _________
          Operating loss                          (102,253)  (154,198)

Other income:
     Interest and other income                      48,492      54,862
     Gain on asset sold                               -          1,000
                                                 _________   _________
          Total other income                        48,492      55,862
                                                 _________   _________

          Net loss                             $   (53,761) $  (98,336)
                                                 _________   _________
Other comprehensive loss
     Foreign currency translation
          adjustments                               (5,250)       -
                                                 _________   _________
Comprehensive loss                             $   (59,011) $  (98,336)
                                                 _________   _________

Loss per share                                 $    (0.03)  $   (0.05)

Weighted average common
     shares outstanding                          1,870,050   1,870,050

ACCUMULATED DEFICIT:
Beginning of period                            $(6,552,025) $(6,258,703)
                                                  _________   _________
End of Period                                   (6,605,786)  (6,357,040)

See Accompanying Notes to Financial Statements

                        GOLDEN CYCLE GOLD CORPORATION
                               CONSOLIDATED
                          STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED
                          June 30, 1998 and 1997
                                 (Unaudited)

                                                    1998          1997
                                                 __________    __________

Cash flows from operating activities:
     Net Loss                                    $  (53,761)  $    (98,336)
     Adjustments to reconcile net loss to net
          cash used by operating activities:
               Depreciation expense                   3,446          4,833
               Increase in interest receivable
                    and other current assets         (8,402)        (9,539)
               Increase (decrease) in accounts payable
                    and accrued liabilities         (24,179)         5,550
                                                  __________    __________
                 Net cash used in
                        operating activities             (82,896)      (97,492)
                                                  __________    __________
Cash flows provided from investing activities:
     Decrease in short-term
          investments, net                           332,827       118,974
     Exploration & development costs                 (42,403)          -
     Decrease (increase) in other assets               1,987        (2,348)
     Purchases of property and equipment, net         (1,528)      (40,927)
                                                  __________    __________
                 Net cash provided by investing
                    activities                       290,883        75,699
                                                  __________     __________
     Cash flows used in financing activity:
          Costs of issuance of Common Stock             -             (273)
                                                  __________     __________
Effect of exchange rate changes on cash                 (258)          -

                    Net increase (decrease) in
                      cash and cash equivalents      207,729       (22,066)

Cash and cash equivalents, beginning of period        11,095         36,268
                                                  __________     __________
Cash and cash equivalents, end of period         $   218,824    $    14,202

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

(2)  INVESTMENT IN JOINT VENTURE

         The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 1998, the Company's share of accumulated unrecorded losses from the Joint Venture was $7,513,258.

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

         The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including Pikes Peak's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to Pikes Peak and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either Pikes Peak or third-party financial institutions and are repayable prior to distributions to the venture participants. The Manager reported that Initial Loans, payable to Pikes Peak, of approximately $152.6 million were outstanding at June 30, 1998. Under the Agreement as amended in 1991, the Joint Venture has not earned or distributed any Net Proceeds.

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

         Cash used by operations was approximately $83,000 and $97,000 in the 1998 and 1997 periods respectively. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 15, 1998. No further distributions are expected from the Joint Venture during the remainder of 1998.

         Cash used by operations during the 1998 period decreased from the 1997 period by approximately $14,000 primarily due to reduced general and administrative expenses.

         The Company's working capital was approximately $1,850,000 at June 30, 1998 compared to $2,196,000 at June 30, 1997. Working capital decreased by approximately $346,000 at June 30, 1998 compared to June 30, 1997. The decrease was primarily due to continuing exploration activity and the establishment of office facilities and staffing in the Philippines by the Company's Philippine subsidiary, Golden Cycle Philippines, Inc. ("GCPI").

         During 1997, the Company began exploration activities in the Philippines through GCPI. During 1997, the Company expended approximately $77,000 to support GCPI operations and incurred a foreign currency translation loss of approximately $29,000. GCPI expended an additional $134,000 in searching for promising mineral properties and in evaluating and negotiating for certain properties in the Republic of the Philippines. Further, GCPI expended approximately $58,000 conducting initial exploration of the SAR 1-5 claims under Amendment 2 to the Benguet and Golden Cycle Philippines Inc. Agreement ("BGA"). Amendment 2 to the BGA is an exploration buy-in under which the Company will earn a 50% interest in the claims for the expenditure of Philippines peso 10 million (approximately $241,000). Consequently all exploration expenditures under Amendment 2 to the BGA are capitalized.

         During the first six months of 1998, GCPI expended approximately
$54,000
in continuing its search for additional promising mineral properties, and approximately $37,000 continuing its initial exploration of SAR 1-5 claims under Amendment 2 to the BGA, and incurred a foreign currency translation loss of approximately $5,000.

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

Results of Operations

         The Company had net loss, for the six months ended June 30, of approximately $54,000 in 1998, compared to net loss of approximately $98,000 in the 1997 period.

         The decrease in net loss for the first six months of 1998 compared with the corresponding period in 1997 was due to decreased general and administrative expenses during the 1998 period.

         The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 1998, the Company's share of accumulated unrecorded losses from the Joint Venture was $7,513,258.

         The Joint Venture incurred a net loss of $6.6 million for the six months ended June 30, 1998. The Joint Venture incurred net loss of $10.8 million for the year ended December 31, 1997. The Joint Venture recorded net income of $1.9 million for the year ended December 31, 1996 and net loss of $3.7 million in 1995. (See Investment in Joint Venture, above.)

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


                                     THE GOLDEN CYCLE GOLD CORPORATION
                                                                (Registrant)




                                                      /s/ Birl W. Worley Jr.


                                                      Birl W. Worley Jr.
                                                      President & C.E.O.


                                                      /s/ R. Herbert Hampton

                                                      R. Herbert Hampton,
                                                      Vice President, Finance
August 7, 1998