Form 10-K
period 1998-12-31
GOLDEN CYCLE GOLD CORP
filed 1999-03-30
CIK 719754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
            For Annual and Transition Reports Pursuant to Sections
               13 or 15(d)of the Securities Exchange Act of 1934

(Mark One)
XX   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to     .

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
      Title of Each Class         Name of Each Exchange on which registered
   Common Stock, No Par Value                 Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   xx   Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (para. 229.405 of this chapter) is not contained herein, andwill not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Disclosure contained herein Disclosure not contained herein XX

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14,168,000. This calculation is based on the average of the bid and asked prices of the common stock on the Pacific Exchange on March 26, 1999.

The number of shares of the Registrant's Common Stock, outstanding as of March 26, 1999 was 1,878,450.

DOCUMENTS  INCORPORATED BY REFERENCE:


    Document                                Part of the Form 10K into
Definitive Proxy Statement             which the Document is incorporated
to Shareholders                             Part III, Items 10, 11, 12 & 13

         This Annual Report on Form 10-K contains certain forward looking statements. Actual results could differ materially from those projected in the forward looking statements as a result of certain factors, described elsewhere herein, including but not limited to fluctuations in the market price of gold and uncertainties regarding the ability of the Joint Venture (as defined below) to operate profitably.

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

         The primary business of the Company has been its participation in the Cripple Creek & Victor Gold Mining Company, a joint venture (the "Joint Venture") with Pikes Peak Mining Company ("Pikes Peak"), a wholly-owned subsidiary of Independence Mining Company Inc. ("IMC"). IMC is a wholly owned subsidiary of Minorco (U.S.A.) Inc. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado.

         In March 1999, the Company was advised by Euro-Nevada Mining Corporation, Inc. ("Euro-Nevada") that it had accepted offers from shareholders owning approximately 54% of the issued and outstanding shares of Golden Cycle, on a fully-diluted basis, to sell their shares to Euro-Nevada or its nominee for a cash purchase price of US$13.50 per share. No officers or directors of Golden Cycle are included among the selling shareholders.
The closing of the transaction is subject to certain conditions, including Euro-Nevada performing due diligence satisfactory to it relating to Golden Cycle and compliance with applicable regulatory requirements. Subject to the foregoing, it is expected that the closing of the private sales will occur by the end of July 1999. Euro-Nevada also advised Golden Cycle that it will, upon completion of the stock purchase, promptly enter into negotiations with Golden Cycle to execute a merger agreement to acquire the balance of the Golden Cycle shares for a cash price of US$13.50 per share. Upon entering into negotiations with Euro-Nevada to effectuate a merger, the Board of Directors of Golden Cycle intends to take all appropriate actions to evaluate the offer and advise the shareholders accordingly.

         In addition to its Joint Venture activities, the Company incorporated Golden Cycle Philippines, Inc. ("GCPI"), a wholly-owned subsidiary, under the laws of the Philippines on November 12, 1996, and GCPI entered into an agreement with Benguet Corporation, a Philippine mining company, providing for their joint participation in the exploration, development and production of mining properties in certain areas of the Philippines. All GCPI exploration work has been placed on a standby basis until a Mineral Profits Sharing Agreement ("MPSA") is awarded to the claim owner of the Sagittarius Alpha Realty ("SAR") claims. See "Golden Cycle Philippines, Inc." for further information regarding the proposed activities of GCPI in the Philippines.

         As of December 31, 1998, the Company had a total of 3 employees.

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

     The Joint Venture Agreement defines an Initial Phase that will end when
(i) the Initial Loans (defined below) have been repaid and (ii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed to the joint venturers in the proportion of 80% to Pikes Peak and 20% to the Company. After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to Pikes Peak and 33% to the Company. Notwithstanding the foregoing, the Company will generally be entitled to receive, in each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves (if that occurs prior to the end of the Initial Phase), a minimum annual distribution of $250,000 (each, a "Minimum Annual Distribution"). The first three Minimum Annual Distributions were not deemed to be a distribution of Net Proceeds to the Company and will not be applied against the Company's share of any Net Proceeds. The Minimum Annual Distributions received on January 15, 1994 and thereafter constitute an advance on Net Proceeds and will be recouped against future distributions allocable to the Company.

     The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the "Initial Loans") to the Joint Venture by either Pikes Peak or, if such loans are available at a lower cost than from Pikes Peak, financial institutions. Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers. The audited Joint Venture financial statements reported that as of December 31, 1998, the Joint Venture had $155.4 million in Initial Loans payable to Pikes Peak. After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

         The Joint Venture recorded a net loss of $11.8 million for the year ended December 31, 1998 compared to a net loss of $10.8 million for the year ended December 31, 1997 and with net income of $1.93 million for the year ended December 31, 1996. Prior to 1996, the Joint Venture incurred substantial losses during each year of operation, including net losses of $3.65 million for the year ended December 31, 1995 and $9.35 million for the year ended December 31, 1994. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently at historically low levels and volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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

         The Joint Venture completed construction of the required infrastructure for the Cresson mine and began mining operations in 1995, with the first
Cresson gold pour occurring on February 14, 1995. In 1996, the Joint Venture completed its first full year of Cresson operations.

         1998 Operational Highlights
(The Manager provides the Company with detailed information on the activities and operations of the Joint Venture. The following description of the Joint Venture's operations is derived from information made available by the Manager, upon whom reliance is placed, together with information independently developed by the Company.)

         The Cresson Project set another Joint Venture gold production record in 1998 of approximately 231,000 troy ounces. The Cripple Creek & Victor Gold Mining Company ("CC&V") operation continues to apply effective and modern exploration, development, mining and metallurgical techniques while emphasizing the protection of the environment throughout the area of operations.

         The unaudited ore reserve computation as of December 31, 1998 resulted in a significant increase in the total and recoverable troy ounces of gold contained in the proven and probable categories.

         At year's end, the ownership of the parent company of the Manager of the
Joint Venture was scheduled to be purchased, along with other gold assets of Minorco S.A., by Anglo Gold Limited. Finalization of this purchase is reportedly expected in the first half of 1999.

         Production

         1998 Joint Venture gold production increased for the fourth year in a row to 230,366 (1997 228,162) troy ounces, including approximately 1,576 troy ounces of gold from the Victor mine operation. The Joint Venture also produced 81,078 troy ounces of silver. On a daily basis, approximately
30,648 tons of ore and 45,979 tons of "overburden" or waste were mined.

        Revenue and Costs

         The Joint Venture's low cash production costs of approximately $179 per troy ounce enabled the Joint Venture to reduce the impact of lower gold revenue this past year. The Joint Venture had operating costs of $62.9 million, including depreciation, depletion, and amortization (DD&A), and expensed exploration was approximately $0.9 million. Interest expense on the pre-production debt was approximately $15.3 million, resulting in a loss of $11.8 million. No profit was available for distribution to the venturers, although the Company did receive the Minimum Annual Distribution of $250,000, which will be recouped from future distributions due the Company.

         Life of Mine Studies

         The Joint Venture is conducting continuing exploration and engineering feasibility work concerning future operations. These activities will serve to direct future exploration drilling programs as well as assisting future development and project planning.

         During 1998, as part of its determination of the Joint Venture reserves, the Joint Venture included the results of an aggressive drilling program which significantly expanded the district ore reserves. The ore reserves are shown on the table below. The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (Independent Mining Consultants, Inc., Mine Reserve Associates, Inc., Mineral Resource Development Associates, Inc., and Mine Development Associates, Inc.) and are given to conform with acceptable industry standards.

     The Unaudited CC&V Ore Reserve Estimate as of December 31, 1998:
                 Ore        Fire Assay           Gross   Recoverable
                 Tonnage      Grade    Contained       troy oz
                (x1,000)    troy oz/st      troy oz
                ________  _________  ____________  ____________

Proven/Probable  126,857     0.0339      4,300,929    2,790,992
                ________  _________  ____________  ____________

Notes:  The tonnage is shown in short tons.

     * These gold reserve figures were estimated based on a $290 per troy ounce gold price for all district deposits, and are subject to various royalties. The ore reserve figures computed and published as of December 31, 1997 were computed on the basis of a $335 per troy ounce gold price. There can be no assurance, however, that the Joint Venture can earn a profit when the market price of gold equals or exceeds the gold price used in estimating those reserves.

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

     A comparison with the December 31, 1997, ore reserve is shown below.

                 Ore        Fire Assay           Gross   Recoverable
                 Tonnage      Grade    Contained       troy oz
                (x1,000)    troy oz/st      troy oz
                % Change      % Change    % Change    % Change
               ________  _________  ____________  ____________

Proven/Probable  +42,298     +0.0016     +1,567,148     +987,926
                           +50%            +5%            +57%           +55%
                ________  _________  ____________  ____________

     * A gold price of $290 per troy ounce was used for computation of 1998 ore reserves, compared to a gold price of $335 per troy ounce which was used for computation of 1997 ore reserves.

         The audit of this ore reserve is scheduled to be completed prior to the end of March 1999. No material changes are expected from the audit.

         While this ore reserve offers encouraging long-term prospects, it should not be interpreted to mean that there will be distributions to Golden Cycle Gold Corporation from CC&V in excess of the Minimum Annual Distribution of US$250,000 for the foreseeable future.

         Environmental Reclamation

         As a leader in high-altitude, semiarid, cold-weather, year-round leaching, CC&V has developed an effective environmental protection and reclamation plan. Ongoing compliance with federal and state regulations includes seismic, fugitive dust, and noise monitoring for the operation's meeting applicable standards for ground and surface water; and monitoring rain and snow fall, water and air emissions.

         Work continued in 1998 on the detoxification of the Victor leach pad with a view to eventual closure and final reclamation of the Victor leach pad. This pad still yields a few ounces of gold per day.

         Reclamation has continued from time to time since 1992. Reclamation is undertaken to support post mining land use for wild life, including elk.
This year, as part of the Joint Venture's ongoing reclamation work, the Joint Venture planted trees, shrubs and grasses on overburden storage to support the post mining land use.

         Employment

         Pikes Peak provides the work force required by the Joint Venture, which has no employees. Employment for the Joint Venture increased to 295 at December 31, 1998, up from 286 at December 31, 1997. The additional staff was required primarily as a result of increased development drilling for the mine.

         Governmental Regulation

         Like all mining operations in the U.S., the Joint Venture is subject to a multitude of environmental laws and regulations promulgated by federal, state and local governments including, but not limited to the National Environmental Policy Act ("NEPA"); the Comprehensive Environmental, Response, Compensation and Liability Act ("CERCLA"); the Clean Air Act ("CAA"); the
Clean Water Act ("CWA"); the Hazardous Materials Transportation Act ("HMTA"); and the Toxic Substances Control Act ("TSCA"). The Joint Venture's operations are subject to comprehensive regulation by the U.S. Environmental Protection Agency ("EPA"), the U.S. Mine Safety and Health Administration ("MSHA") and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties. If the Joint Venture expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations. In particular, CERCLA, commonly called the "Superfund Act", contains stringent reporting requirements for the release or disposal of hazardous substances, with substantial fines for noncompliance. In addition, under CERCLA, any party responsible for the release or threatened release of a hazardous substance into the environment is liable for all clean-up costs. These regulations apply throughout the U.S. mining industry and generally should not have a material adverse effect on the Joint Venture's competitive position.

         Certain solid and hazardous wastes from mining and mineral processing operations are temporarily exempt from regulation under the federal Resource Conservation and Recovery Act ("RCRA"). The EPA is currently considering the promulgation of a special set of rules to regulate mining wastes under RCRA, but those may be delayed pending anticipated Congressional re-authorization and revision of RCRA. The effect of any future regulation on the Joint Venture's operations cannot be determined until the legislative process is completed and new rules are issued; but it is assumed that they may have a significant impact on operations of all mining companies and increase the costs of those operations.

         Although the Manager expects that compliance with federal, state and local environmental and land use laws and regulations will continue to require significant future outlays, it is not possible to say with any certainty what impact such compliance may have on the Joint Venture's future capital expenditures or earnings.

         Distribution of Proceeds and Other Financial Aspects

         The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 1999. Subsequent payments of the same amount will be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining. The payments made on January 15, 1994, 1995, 1996, 1997, 1998 and 1999 and subsequent annual payments constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of net proceeds. After recovery by the Manager of these advances, if the Company's share (20% in the Initial Phase) of Net Proceeds exceeds the applicable Minimum Annual Distribution after recouping any advanced distributions, the larger amount will be distributed to the Company. The Joint Venture recorded a net loss of $11.8 million for the year ended December 31, 1998.

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

         As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company did not record its share of the Joint Venture's loss in 1998 and 1997, or net income in 1996. The Company's share of the 1998 and 1997 Joint Venture net losses were $2.4 million and $2.2 million respectively. The Company's share of Joint Venture net income in 1996 was approximately $386,000. As of December 31, 1998, the Company's accumulated unrecorded losses from the Joint Venture were $8,560,258.

GOLDEN CYCLE PHILIPPINES, INC. (GCPI)

         GCPI and its exploration activities were placed into a standby status in
January 1999 for the reasons stated below. The Philippines has been one of the world's top ten producers of gold, copper, and chromite for decades.
Since 1960, over 14 million troy ounces of gold and 5 billion pounds of copper have been located in the Philippines by the exploration teams formed by GCPI's management, CEO Birl W. Worley, Jr. and Principal Consultant Luisito
B. Albarracin. In management's opinion, their expertise and experience in the Philippines, combined with a lower-cost exploration environment would, if opportunities are available, give GCPI a competitive advantage in mineral exploration throughout the region.

         GCPI Background

         In January 1997, GCPI signed a comprehensive exploration agreement, the "BGA Agreement" with Benguet Corporation ("Benguet"), which provided that all costs and participation will be shared 50/50 by the parties. In October
1997, the two companies signed the First Supplemental Agreement to the BGA Agreement, which added 1,050 acres of mineral claims held by Benguet to the BGA. Under the terms of this supplemental agreement, GCPI will earn a 50% interest in these claims in exchange for funding the first $250,000 (about
10 million Philippine pesos) of exploration work. The claim area lies immediately south of the historic Masara and Hijo gold mines and just north of Benguet's Kingking copper/gold deposit. The surrounding area has produced more than 3 million troy ounces of gold and has drill-indicated ore reserves in excess of 8 million troy ounces of gold.

         First Supplemental Agreement to the BGA

         Phase I of the exploration effort on the five SAR claims was completed in May. This effort consisted of geological mapping, grid soil sampling and analysis, and stream sediment and water analysis. This work indicates the presence of sizable areas interpreted to be anomalous gold concentrations. These must be further tested through trenching, tunneling and drilling to properly evaluate the gold potential. The Phase II exploration could not be carried out as the old leased claims have not as of this date been awarded the Mineral Production Sharing Agreement (MPSA) as required by the 1995 Philippine Mining Law. Thus, all work on this project has been placed on a standby basis until the MPSA is awarded to the claim owner.

         SPECIAL SITUATIONS

         During 1998 the Company searched for special situations to enhance the use of the Company's assets. Projects in Chile (silver in 19th century tailings), Mexico (advanced gold prospects in the State of Sonora), Nevada (evaluation of multiple advanced gold projects), Arizona (an iron oxide pigment project), the Philippines (a special project related to the operation of the Southern Company's Build, Operate, Transfer (BOT) new steam generating plants on the Lingayen Gulf coast), and finally several mines in the Democratic People's Republic of Korea ("DPRK") (North Korea) were evaluated as a part of the effort to develop favorable special situations for the Company. In the latter case, an application for a license to conduct business in the DPRK was submitted by the Company and its prospective partner to the US Treasury Department's Office of Foreign Asset Control (OFAC), as this license is required before any business can be conducted by American companies in the DPRK. Although this license application was turned down by OFAC, the Company believes the potential benefits justify its continued efforts to obtain a business opportunity in the DPRK and obtain a license to do so.

         Of the above, the iron oxide pigment mine in Arizona and possible projects in the DPRK are still under consideration. With respect to the DPRK, any future involvement is dependent on the outcome of the ongoing negotiations between the US Government and the DPRK, followed by OFAC's issuance of a license to engage in specified mining related business ventures. The Company is pursuing efforts to establish a joint venture with a group which has expertise in the area. There can be no assurance that any of these initiatives will be successful.

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

         From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States. It is estimated that approximately 21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation. The Joint Venture has added about 968,000 troy ounces of gold production to this total during the period 1985 through 1998. The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle. Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts and workings are unsuitable for current operation without substantial rehabilitation. The
Joint Venture is not currently, and does not anticipate, operating underground.

         Oil and Gas Properties

         The oil and gas properties of the Company are comprised of approximately
7,300 acres of mineral rights in the Penrose Area of Fremont County, Colorado. There is no evidence of successful oil and gas development nearby, with the exception of the Florence, Colorado area. Florence was the site of the first producing wells in Colorado in the 1860's and the area is still producing on a limited scale today. Several years ago, interest was shown in leasing very large acreages of state land about 50 to 70 miles east of the Company's land. No development of that area is visible at this time. The oil and gas properties have no carrying value for balance sheet purposes.

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

         In December 1996, the sale of the first 125 acre feet of water for the minimum price of $312,500 was completed. Approximately 75% of the purchase price was paid by the City of Cripple Creek through delivery of a promissory note bearing interest at the rate of 8%, interest and principal payable in annual installments through 2001 with the installment calculated on the basis of a 15 year term, with the balance of the principal payable at the end of 2001. The sale of all or a portion of the remaining acre feet subject to the agreement will be completed if and when the Water Court approves such transfer.

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceedings to which the Company is a party are pending. The Joint Venture is involved in certain litigation in the normal course of business for which the Manager provides legal representation. The Company believes these matters will be resolved without a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 1998.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

     Market Information

     The Company's Common Stock has been listed and traded on the Pacific Exchange since 1987 (except during the period from July 6, 1994 to August 30,
1994), and from July 1, 1983 until June 30, 1992 was quoted on NASDAQ. The Company's trading symbol is GCC on the Pacific Exchange. The following table shows the high and low bid price per share on the Pacific Exchange for each calendar quarter since January 1, 1997.

Price Range For:                                       HI                   LOW
_________________________________         __________        __________
Quarter ended December 31, 1998             8 -1/4            6 -3/4
Quarter ended September 30, 1998            8 -1/4            7 -1/4
Quarter ended June 30, 1998                 8 -3/4            7
Quarter ended March 31, 1998                7 -1/8            5 -7/8
Quarter ended December 31, 1997             8 -1/4            6 -1/4
Quarter ended September 30, 1997            8 -3/4            7 -7/8
Quarter ended June 30, 1997                 9 -3/8            8 -3/4
Quarter ended March 31, 1997               10 -3/4            9

         Bid prices are between dealers and do not include mark-ups, mark-downs, or commissions, nor do they necessarily represent actual transactions.

         During the three years ended December 31, 1998, the Company sold a total of 270,000 shares of Common Stock in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"). Information relating to each of these transactions is set forth below:

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

     Holders of the Company's Common Stock

         The number of holders of record of the Company's Common Stock as of March 26, 1999 was 999. The number of holders beneficial owners for whom shares are held in "street name" as of March 26, 1999 is believed to be more than 500.

     Dividends

     The Company has not paid any dividends. The Company does not anticipate the payment of any dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

                           1998      1997     1996      1995      1994
                                _________ _________ ________ _________ _________

Revenues  (1)           $ 250,000 $ 250,000 $250,000 $ 250,000 $ 250,000

Other Income              113,000   124,000  346,000    25,000    33,000

Expenses                  772,000   667,000  452,000   273,000   465,000

Share of Mining Joint
Venture losses  (2)           -         -        -         -     -
Net Profit (Loss)       (409,000)  (293,000) 144,000     2,000  (182,000)

Net Profit (Loss)
     Per Share              (.22)  (0.16)     0.08      -(3)    (0.12)

Total Assets            2,042,000 2,427,000 2,743,000   548,000 1,033,000

Long term obligations         -         -         -        -         -


     (1) Revenues include the Minimum Annual Distribution. See Management's Discussion and Analysis below, and Notes 1 and 5 to the financial statements for a description of the accounting for the Minimum Annual Distribution.

     (2) The Joint Venture recorded net loss of $11.8 million for the year ended December 31, 1998. The Company has not recorded its share of the Joint Venture net loss for the 1998 period ($2,363,600), net loss for the 1997 period ($2,168,800) nor its share of the Joint Venture's net income for the 1996 period ($386,000), and did not record its share of the Joint Venture's losses in 1995, 1994 and 1993 ($730,800, $1,870,000 and $1,707,600
respectively) because its Joint Venture investment balance was reduced to zero in 1992. The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($8,560,258 as of December 31, 1998) are recovered. See Management's Discussion and Analysis below, and Notes 1 and 5 to the financial statements.

     (3)  Less than $.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

         The Company's principal mining investment and source of cash flows is its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is Pikes Peak, a wholly-owned subsidiary of Independence Mining Company Inc. Independence Mining Company Inc. is a wholly owned subsidiary of Minorco (U.S.A.) Inc.

         The Company's rights and obligations relating to its Joint Venture interest are governed by the Joint Venture Agreement. The Joint Venture is currently, and for the foreseeable future will be, operating in the Initial Phase, as defined. In accordance with the Joint Venture Agreement, Pikes Peak manages the Joint Venture and is required to finance all operations and capital expenditures during the Initial Phase. See "Description of Mining Joint Venture" above.

         During 1997, the Company began exploration activities in the Philippines through GCPI. During 1997 the Company expended approximately $77,000 to support GCPI operations, and incurred a foreign currency translation loss of approximately $29,000. GCPI expended an additional $134,000 in searching for promising mineral properties and in evaluating and negotiating for certain properties in the Republic of the Philippines. Further, GCPI expended approximately $58,000 conducting initial exploration of the SAR 1-5 claims under Amendment 2 to the BGA. During 1998, the Company expended approximately $51,000 on this project.

         The Company's working capital was $1,644,000 at December 31, 1998 compared to $1,942,000 at December 31, 1997. Cash used in operations was $326,000 in 1998 compared to cash used in operations of $295,000 during 1997. The increase in cash used in operations during 1997 was primarily due to the exploration operations in the Philippines and the North Korean initiative ($109,000). (See Item 1, Special Situations)

         Working capital decreased by approximately $298,000 at December 31,
1998
compared to December 31, 1997. The decrease resulted primarily from Philippine exploration operations and the DPRK initiative.

         Management believes that the Company's working capital, augmented by the
Minimum Annual Distribution, is adequate to support operations at the current level for several years, barring unforeseen events. The Company anticipates that its Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner. (See Item 1, Golden Cycle Philippines, Inc.) If opportunities to economically pursue or expand Philippine operations, or any of the special situations discussed above (see
Item 1, Special Situations), are available and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is unlikely they would generate positive cash flow and/or profit for substantial periods, if ever.

     Results of Operations

         The Company reported a net loss of $409,000 for the year ended December 31, 1998 as compared to a net loss of approximately $293,000 for 1997 and a net income of approximately $144,000 for 1996. The increase in net loss in 1998 compared to 1997 was due primarily to the $109,000 writedown of the GCPI capitalized exploration program in the SAR claims in the Philippines as the exploration activities were placed on a standby basis. (See Item 1, Golden Cycle Philippines, Inc.)

         The $116,000 increase in net loss in 1997 compared to 1996 was due to continuation of Philippine operations and an initiative to obtain the US Treasury license for business in the DPRK ($103,000).

         The change to net loss in 1997 compared to net income in 1996 was due to expenditure of approximately $134,000 for Philippine operations and higher general and administrative costs of approximately $130,000. The general and administrative costs were higher primarily due to the hiring of a geological consultant ($23,000), increased liability insurance expense ($14,500), and increased public relations expense ($45,000).

         The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company has not recorded its share of Joint Venture income or losses incurred subsequent to the reduction of its investment balance to zero in 1992. The Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of December 31, 1998, the Company's accumulated unrecorded losses from the Joint Venture are $8,560,258.

         The Joint Venture recorded net loss of $11.8 million for the year ended December 31, 1998 compared to net loss of $10.8 million and net income of $1.9 million for the years ended December 31, 1997 and 1996, respectively.

         The Company has initiated a Year 2000 project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The project involves ensuring all software and hardware are Year 2000 compliant, communicating with the Joint Venture, suppliers, and service providers to ensure that they are taking appropriate action to remedy their Year 2000 issues.

         Management believes that the computer systems and applications it maintains would not have a material impact on the operations of the Company or its revenues in the event that the systems fail to operate. However, Management is taking necessary steps to ensure that all the Company's hardware and software are Year 2000 compliant. The Company is communicating with its suppliers and service providers and, although the survey is still incomplete, has not received any indication or notification that any supplier or service provider will not be Year 2000 compliant. The computer systems at the Cresson Mine, which provides substantially all of the Company's revenue, have been reviewed for Year 2000 compliance. Based on this review, a number of hardware and software issues were developed. The Manager of the Joint Venture has developed a comprehensive plan to identify and remedy specific problems. The Manager expects to be Year 2000 compliant and complete final testing during September 1999. The Company will continue to monitor the operation at Cresson to ascertain whether it has attained Year 2000 compliance.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

         *Information regarding items 10 through 13 has been omitted from this report because the Company intends to file, on or before April 30, 1999, a definitive Proxy Statement pursuant to Regulation 14A, containing the information required by those items, which information is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements of the Registrant                     Page
            Independent Auditors' Report, KPMG LLP                   20

    Consolidated Balance Sheets, December 31, 1998 and 1997     21

    Consolidated Statements of Operations for the Years
      Ended December 31, 1998, 1997 and 1996                    22

    Consolidated Statements of Shareholders' Equity for the Years
      Ended December 31, 1998, 1997 and 1996                    23

    Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1998, 1997 and 1996                    24

    Notes to Consolidated Financial Statements                  25

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

            10.2. Directors' Stock Option Plan (incorporated by reference to Appendix B of the Company's Definitive Proxy
Statement dated April 13, 1992).*

            10.3  1992 Stock Option Plan (incorporated by
reference to Appendix D of the Company's Definitive Proxy
Statement dated April 13, 1992).*

    10.4  1997 Officers' & Directors' Stock Option
Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 30, 1997).*

    23.1  Consent of  KPMG LLP, page 33.

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Form
10-K pursuant to Item 14 (c).

Reports on Form 8-K
            No reports on Form 8-K were filed during the fourth quarter of 1998.

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

Date: March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Orville E. Anderson
___________________________________                March 26, 1999
Orville E. Anderson, Director                                   Date

/s/ Melvin L. Cooper
___________________________________                March 26, 1999
Melvin L. Cooper, Director                                      Date

/s/ Rex H. Hampton
___________________________________                   March 26, 1999
Rex H. Hampton, Director                                        Date

/s/ Joseph M. Keane
___________________________________                March 26, 1999
Joseph M. Keane, Director                                       Date

/s/ Frank M. Orrell
___________________________________             March 26, 1999
Frank M. Orrell, Director                                  Date

/s/ Alan P. Ploesser
___________________________________                March 26, 1999
Alan P. Ploesser, Director                                      Date

Independent Auditors' Report




The Shareholders and Board of Directors
Golden Cycle Gold Corporation:

We have audited the accompanying consolidated balance sheets of Golden Cycle Gold Corporation and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




KPMG LLP


Denver, Colorado
March 12, 1999

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 1998 and 1997

Assets                                                1998        1997
_______________________________________             _________   _________
Current assets:
     Cash and cash equivalents                    $    13,734      11,095
     Short-term investments (note 2)                1,608,871   1,937,936
     Interest receivable and other current assets      37,149      20,686
                                                    _________   _________
          Total current assets                      1,659,754   1,969,517

Note receivable from sale of water rights (note 3)    223,924     233,569

Assets held for sale - water rights (note 3)          132,680     132,680

Property and equipment, at cost
     Land                                               2,025       2,364
     Mineral property development costs
          (note 4)                                        -        57,582
     Furniture and fixtures                            12,356       8,303
     Machinery and equipment                           48,898      49,492
                                                     _________   _________
                                                       63,279     117,741
     Less accumulated depreciation and depletion      (38,894)    (31,785)
                                                     _________   _________
                                                        24,385      85,956

Other assets                                             1,025       5,394

Investment in mining joint venture (note 5)                 -          -
                                                     _________    _________
                                                   $ 2,041,768    2,427,116
                                                     =========    =========

Liabilities and Shareholders' Equity
_______________________________________
Current liabilities -
     accounts payable and accrued liabilities      $    16,026       27,352

Shareholders' equity:
     Common stock, no par value.  Authorized
     3,500,000 shares;  issued and outstanding
     1,878,450 shares                                7,086,604     7,051,954
     Additional paid-in capital                      1,927,736     1,927,736
     Accumulated deficit                            (6,961,424)   (6,552,025)
     Foreign currency translation adjustment           (27,174)      (27,901)
                                                      _________    _________
               Total shareholders' equity             2,025,742    2,399,764
                                                      _________    _________
                                                    $ 2,041,768    2,427,116
                                                      =========    =========

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 1998, 1997 and 1996
                                                   1998      1997      1996
Revenue
     Distributions from mining joint venture in
          excess of carrying value (note 5)     $ 250,000   250,000   250,000
     Other - consulting fees                          -         -      27,602
                                                _________  _________  _________
                                                  250,000    250,000   277,602
Expenses:
     General and administrative                   552,900    531,085   401,300
     Depreciation expense                           2,552      2,033     3,917
     Exploration expense                          108,522    134,438    46,391
     Write-down of mineral property
          development costs (note 4)              108,545        -         -
                                                _________   _________  _________
                                                  772,519     667,556  451,608
                                                _________   _________  _________
          Operating loss                         (552,519)  (417,556) (174,006)

Other income (expense):
     Interest and other income                    113,459     122,784   49,849
     Gain (loss) on disposal of assets               (339)      1,450  268,593
                                                _________   _________  _________
                                                  113,120     124,234  318,442
                                                _________   _________  _________
          Net income (loss)                   $  (409,399)   (293,322) 144,436
                                                 ========    ========   ========
Income (loss) per share                          $ (0.22)     (0.16)      0.08
                                                     ===         ===       ===
Weighted average common shares outstanding      1,871,739   1,870,050  1,839,300
                                                 ========    ========   ========

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 1998, 1997, and 1996

                                              Additional
                            Common stock        paid-in  Accumulated
                         ____________________
                          Shares      Amount    capital    deficit     Total
                         ________    ________   ________   ________   ________

Balance at
     December 31, 1995   1,573,050   4,989,737  1,927,736 (6,403,139)  514,334

Shares issued for cash
     in private placements,
     net of offering costs
     of $87,425            270,000   1,932,575        -           - 1,932,575
Stock options exercised     27,000     132,250        -           -   132,250
Net Income                     -           -          -      144,436  144,436
Foreign currency
     translation adjustment    -           -          -          -        766
                          ________    ________   ________   ________   ________
Balance at
     December 31, 1996   1,870,050   7,054,562  1,927,736  (6,258,703) 2,724,361

Offering costs                 -        (2,608)       -           -     (2,608)
Net loss                       -           -          -      (293,322) (293,322)
Foreign currency
     translation adjustment    -           -          -           -     (28,667)
                          ________    ________   ________    ________   ________
Balance at
     December 31, 1997   1,870,050   7,051,954  1,927,736  (6,552,025) 2,399,764

Stock options exercised      8,400      34,650        -           -      34,650
Net loss                       -           -          -      (409,399) (409,399)
Foreign currency
     translation adjustment    -           -          -          -        727
                          ________    ________   ________    ________   ________
Balance at
     December 31, 1998   1,878,450   7,086,604  1,927,736  (6,961,424) 2,025,742
                          ========    ========   ========    ========   ======
See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 1998, 1997 and 1996

                                                1998       1997        1996
                                              _______     _______     _______
Cash flows from operating activities:
     Net income (loss)                      $(409,399)   (293,322)    144,436
     Adjustments to reconcile net income
          (loss) to net cash used in
          operating activities:
               Depreciation expense             2,552       2,033       3,917
               Loss (gain) on disposal of assets  339      (1,450)   (268,593)
               Write-down of mineral property
                    development costs         108,545         -            -
               Increase in interest receivable
                    and other current assets  (16,463)     (10,810)     (9,385)
               Increase (decrease) in
                    accounts payable and
                    accrued liabilities       (11,326)       8,642       4,654
                                               _______     _______     _______
               Net cash used in operating
                    activities                (325,752)   (294,907)   (124,971)
                                               _______     _______     _______

Cash flows from investing activities:
     Decrease (increase) in short-term
          investments, net                      328,865    368,130  (1,951,103)
     Mineral property development costs         (45,806)   (75,421)      -
     Decrease (increase) in other assets          4,369     (5,394)      -
     Proceeds from sale of assets                 1,184      1,450      50,000
     Collection of note receivable                9,645      8,931         -
     Purchases of property and equipment, net    (4,674)   (14,256)    (12,445)
                                                _______      _______   _______
                Net cash provided by (used in)
                     investing activities        293,583   283,440  (1,913,548)
                                                _______      _______   _______
Cash flows from financing activities:
     Proceeds from issuance of common
           stock, net of offering costs          34,650    (2,608)    2,064,825
                                                 _______      _______   _______
                Net cash provided by (used in)
                     financing activities        34,650     (2,608)    2,064,825
                                                 _______      _______   _______
Effect of exchange rate changes on cash             158     (11,098)         122
                                                 _______      _______   _______

                Net increase (decrease) in
                     cash and cash equivalents     2,639     (25,173)    26,428

Cash and cash equivalents, beginning of year      11,095       36,268      9,840
                                                  _______      _______   _______
Cash and cash equivalents, end of year         $   13,734      11,095     36,268
                                                   ======       ======   ======


See accompanying notes to consolidated financial statements.

                GOLDEN CYCLE GOLD CORPORATION
                         AND SUBSIDARY

          Notes to Consolidated Financial Statements

                   December 31, 1998 and 1997

(1) Summary of Significant Accounting Policies

Golden Cycle Gold Corporation (the Company) acquires and explores mining properties. The Company's principal investment consists of its joint venture participation in the Cripple Creek and Victor Gold Mining Company (the Joint Venture), a precious metals mining company in the Cripple Creek Mining District of Teller County, Colorado. In addition, during 1997, the Company established Golden Cycle Philippines, Inc. (GCPI), a wholly-owned subsidiary of the Company, in the Republic of the Philippines in order to participate in potential mining opportunities.

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

Short-Term Investments

Short-term investments consist of U.S. Treasury Bills and certificates of deposit. U.S. Treasury Bills that the Company has both the intent and ability to hold to maturity are carried at amortized cost.

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

                     GOLDEN CYCLE GOLD CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements

                       December 31, 1998 and 1997


Mineral Exploration and Development Costs

Mineral exploration costs are expensed as incurred. Mineral property development costs, including acquisition costs, associated with mineralized properties are capitalized until commercial production commences. Depletion of development costs is provided on a units of production basis over the estimated proven and probable recoverable reserves.

Periodically, the Company assesses the carrying value of its development costs, property and equipment for impairment by comparing estimated undiscounted cash flows expected to be generated from such assets with their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value.

Property and Equipment

Office furniture, fixtures and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from three to ten years.

Foreign Currency Translation

The GCPI operations' functional currency is the local currency and, accordingly, the assets and liabilities of its Philippines operations are translated into their United States dollar equivalent at rates of exchange prevailing at each balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the periods in which such items are recognized in operations.

Gains and losses arising from translation of the consolidated financial statements of Philippine operations are included in the accumulated other comprehensive income (loss) - foreign currency translation adjustment account in shareholders' equity. Amounts in this account are recognized in the consolidated statements of operations when the related net foreign investment is reduced.

Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for stock options granted with exercise prices equal to the fair market value of the common stock.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using enacted tax rates expected to apply in

                    GOLDEN CYCLE GOLD CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements

                     December 31, 1998 and 1997

the years in which such temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period of the enactment date. A valuation allowance is recognized unless tax assets are more likely than not to be realized.

(2) Short-Term Investments

The amortized cost of U.S. Treasury Bills, which approximates fair value, at December 31, 1998 and 1997 was $533,186 and $1,221,119, respectively. All U.S. Treasury Bills held at December 31, 1998 mature within one year. The Company held certificates of deposit of $794,778 and $656,161 at December 31, 1998 and 1997, respectively. All certificates of deposit held at December 31, 1998 mature within one year.

(3) Notes Receivable and Assets Held for Sale

The Company owns certain water rights in Fremont County, Colorado, which is under a contract for sale pending regulatory approval. A sale of a portion of the water rights to the City of Cripple Creek for $312,500 closed on December 31, 1996. The Company received cash of $70,000 and a promissory note in the amount of $242,500. The promissory note is payable in equal payments of $28,331 annually, including interest, commencing on December 19, 1997 until December 19, 2001, at which time the entire principal balance, together with accrued interest is due and payable.

(4) Mineral Property Development Costs

During 1998, the development of the operations in the Philippines were placed on standby pending award of the Mineral Production Sharing Agreement (MPSA) as required by the 1995 Philippines Mining Law. The ultimate outcome of the MPSA award is not known and is difficult to predict and a write-down in the carrying value of the development costs has been recorded during 1998.

(5) Investment in Mining Joint Venture

The Company owns an interest in the Joint Venture with Pikes Peak Mining Company (PPMC). PPMC manages the Joint Venture. The Joint Venture conducts exploration, development and mining of certain properties in the Cripple Creek Mining District, Teller County, Colorado. The Joint Venture owns or controls surface and/or mineral rights in the Cripple Creek Mining District, certain portions of which are being actively explored and developed.

The Joint Venture Agreement, as amended, generally requires PPMC to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase, as defined, that will terminate when Initial Loans, as defined, have been repaid and when $58 million of Net Proceeds, as defined, has been distributed 80% to PPMC and 20% to the Company. As of December 31, 1998, Initial Loans were approximately $150 million and no Net Proceeds have been distributed. Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase, the Joint Venture will distribute metal in kind, 67% to

                     GOLDEN CYCLE GOLD CORPORATION
                             AND SUBSIDARY

              Notes to Consolidated Financial Statements

                      December 31, 1998 and 1997


PPMC and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company's future share of Net Proceeds, if any.

Whether future gold prices and the results of the Joint Venture's operations will reach and maintain a level necessary to repay the Initial Loans, complete the Initial Phase, and thereafter generate net income cannot be assured due to uncertainties inherent within any mining operation. Based on the amount of Initial Loans payable to the Manager and the uncertainty of future operating revenues, management of the Company believes that, without a significant and sustained increase in the prevailing market price for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

The Company's share of 1998 Joint Venture losses which have not been recorded in its consolidated financial statements is $2,363,600. The Company's share of the 1997 and 1996 Joint Venture income (losses), which have not been recorded in its consolidated financial statements, is $2,169,000 (net loss) and $386,000 (net income), respectively. As of December 31, 1998, the Company's accumulated unrecorded losses from the Joint Venture are $8,560,258.

The condensed balance sheets of the Joint Venture as of December 31, 1998 and 1997 are summarized as follows:

                                                 1998              1997
                                                _______          _______
                                                      (in thousands)
Assets
_________________________________
Inventory                                   $    26,026          31,034
Other current assets                              4,941           1,439
                                                _______          _______
          Total current assets                   30,967           32,473

Fixed assets and mine development costs         135,113          140,757
                                                _______          _______
          Total assets                      $   166,080          173,230
                                                =======          =======
Liabilities and Venturers' Equity
_________________________________
Current liabilities                         $     9,224            9,106
Payable to PPMC                                 155,431           150,091
Capital lease obligations                         3,986             6,081
Accrued reclamation costs                        10,366             8,811
                                                _______           _______
          Total liabilities                     179,007           174,089

Venturers' equity                               (12,927)             (859)
                                                _______           _______
          Total liabilities and venturers'
               equity                        $  166,080            173,230
                                                =======            =======

                      GOLDEN CYCLE GOLD CORPORATION
                              AND SUBSIDARY

                 Notes to Consolidated Financial Statements

                       December 31, 1998 and 1997



The condensed statements of operations of the Joint Venture for each of the years in the three-year period ended December 31, 1998 are summarized as follows:

                                          1998        1997       1996
                                         _______     _______    _______
                                                  (in thousands)
Revenue                              $    67,507      75,697      67,699
Operating expenses                       (63,840)    (70,754)    (52,883)
Interest expense                         (15,485)    (15,787)    (12,886)
                                         _______      _______    _______
Net earnings (loss)                  $   (11,818)    (10,844)      1,930
                                         =======      =======    =======

(6) Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1997 are presented below:

                                                     1998            1997
                                                   ________        ________
Deferred tax assets:
     Net operating loss carryforwards            $  417,000         441,000
     Provisions for asset impairments, related
         to assets held for sale                    140,000         140,000
                                                   ________        ________
                                                    557,000         581,000
          Valuation allowance                      (557,000)       (581,000)
                                                    ________        ________
                    Net deferred tax asset        $     -               -
                                                     =======         =======

At December 31, 1998, the Company has net operating loss carryforwards for income tax purposes of approximately $1,113,000 which expire beginning in 2010 through 2018.

The Company has not recorded an income tax benefit in 1998 or 1997 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

At December 31, 1998, the Company has net operating loss carryforwards for income tax purposes of approximately $1,113,000 which expire beginning in 2010 through 2018.

The Company has not recorded an income tax benefit in 1998 or 1997 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

(7) Common Stock Options

Prior to 1992, certain officers, directors and employees were granted options to acquire 6,000 shares of common stock, at the discretion of the Company's Board of Directors. The exercise price of the options was based upon the market value of the common stock on the date of the grant. Such options expire ten years from the date of the grant.

                      GOLDEN CYCLE GOLD CORPORATION
                              AND SUBSIDARY

                 Notes to Consolidated Financial Statements

                       December 31, 1998 and 1997


During 1992, the Company's Board of Directors adopted a Directors' Stock Option Plan (the Directors' Plan) and a 1992 Stock Option Plan (the 1992
Plan). All options available under the Directors' Plan were granted prior to December 31, 1994. The 1992 Plan provides for the grant of options on a discretionary basis to certain employees and consultants. Under each plan, the exercise price cannot be less than the fair market value of the common stock on the date of the grant. The expiration of the options is ten years from the date of the grant.

Changes in stock options for each of the years in the three-year period ended December 31, 1998 are as follows:

                                                                 Weighted
                                           Option price      average exercise
                                 Shares      per share             price
                                 _______    ___________          _________

Outstanding and exercisable at
     December 31, 1995           218,000     $3.00 - 11.00           7.51
     Exercised                   (27,000)      3.00 - 5.56           4.90
                                 _______
Outstanding and exercisable at
     December 31, 1996           191,000      $3.00 - 11.00           7.92
     Granted                      35,000           9.00               9.00
     Expired                     (36,000)    4.125 - 10.75            6.84
                                 _______
Outstanding and exercisable at
     December 31, 1997           190,000       $3.00 - 11.00          8.27
     Granted                      30,000           7.75               7.75
     Exercised                    (8,400)          4.125              4.125
     Expired                     (31,600)      4,125 - 11.00          7.49

Outstanding and exercisable at
     December 31, 1998           180,000       $3.00 - 11.00          8.27

The weighted average remaining term of options outstanding was 5.9 and 5.7 and years at December 31, 1998 and 1997, respectively.

                     GOLDEN CYCLE GOLD CORPORATION
                             AND SUBSIDARY

                Notes to Consolidated Financial Statements

                       December 31, 1998 and 1997



The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value at the grant dated for awards under those plans consistent with the FASB Statement 123, the Company's net income (loss) and income (loss) per share would have been reduced to pro forma amounts indicated below:

                                   1998       1997       1996
                                 _______     _______    _______
Net Income (loss):
     As reported              $ (409,399)   (293,322)   144,436
     Pro forma                  (639,913)   (605,759)   144,436

Basic and diluted income (loss) per share:
     As reported                   (0.22)      (0.16)     0.08
     Pro forma                     (0.34)      (0.32)     0.08

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

                                                    Risk-free
                         Dividend      Expected   interest rate Expected life
                          yield       volatility      range      (in years)
                         ________      ________      ________      ________
Options granted in 1997     0            160%          6.62%          10
Options granted in 1998     0            160%          5.59           10

No options were granted in 1996.

(8) Year 2000

The Company is in the process of identifying, assessing and remediating software for the Year 2000 issue within each of its significant computer systems. The Company is also in the process of identifying and contacting critical suppliers and customers regarding their plans and progress in addressing their Year 2000 issues. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial condition.

                     GOLDEN CYCLE GOLD CORPORATION
                             AND SUBSIDARY

                Notes to Consolidated Financial Statements

                       December 31, 1998 and 1997

(9) Subsequent Event

In March 1999, the Company was advised by Euro-Nevada Mining Corporation, Inc. (Euro-Nevada) that it had accepted offers from shareholders owning approximately 54% of the issued and outstanding shares of Golden Cycle, on a fully-diluted basis, to sell their shares to Euro-Nevada or its nominee for a cash purchase price of US$13.50 per share. No officers or directors of Golden Cycle are included among the selling shareholders. The closing of the transaction is subject to certain conditions, including Euro-Nevada performing due diligence satisfactory to it relating to Golden Cycle and compliance with applicable regulatory requirements. Subject to the foregoing, it is expected that the closing of the private sales will occur by the end of July 1999. Euro-Nevada also advised Golden Cycle it will upon completion of the stock purchase, promptly enter into negotiations with Golden Cycle to execute a merger agreement to acquire the balance of the Golden Cycle shares for a cash price of US$13.50 per share. Upon entering into negotiations with Euro-Nevada to effectuate a merger, the Board of Directors of Golden Cycle intends to take all appropriate actions to evaluate the offer and advise the shareholders accordingly.

Consent of Independent Auditors


The Board of Directors
Golden Cycle Gold Corporation:

We consent to incorporation by reference in the registration statements
(Nos. 33-47877 and 333-12245) on Form S-3 and (Nos. 33-62952 and 333-26975)
on Form S-8 of Golden Cycle Gold Corporation of our report dated March 12, 1999, relating to the consolidated balance sheets of Golden Cycle Gold Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Golden Cycle Gold Corporation.




    KPMG LLP


Denver, Colorado
March 26, 1999