Form 10-Q
period 1999-03-31
GOLDEN CYCLE GOLD CORP
filed 1999-05-17
CIK 719754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

                                     or

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

Number of Shares outstanding at May 11, 1999:      1,878,450

PART I. - FINANCIAL INFORMATION

                   GOLDEN CYCLE GOLD CORPORATION

                           BALANCE SHEETS

                                                March 31,      December 31,
                                                  1999             1998
                                               (Unaudited)
                                                 _________      _________
Assets
_________________________________________
Current assets:
     Cash and cash equivalents                 $    11,711     $    13,734
     Short-term investments                      1,706,947       1,608,871
     Interest receivable and other
         current assets                             30,968          37,149
                                                 _________       _________

               Total current assets              1,749,626       1,659,754

Note receivable                                    223,924         223,924
Assets held for sale (net)                         132,680         132,680
Property and equipment, at cost:
     Land                                            2,025           2,025
     Mineral property development costs                -              -
     Furniture and fixtures                          9,331          12,356
     Machinery and equipment                        42,217          48,898
                                                 _________       _________
                                                    53,573          63,279
          Less accumulated depreciation            (36,005)        (38,894)
                                                 _________       _________
                                                    17,568          24,385
Other assets                                         2,418           1,025
Investment in mining joint venture (Note 2)            -               -
                                                 _________       _________
          Total assets                         $ 2,126,216     $ 2,041,768


Liabilities and Shareholders' Equity
_________________________________________

Accounts payable and accrued liabilities       $     5,052     $    16,026

Shareholders' equity:
     Common Stock - no par value.
          Authorized 3,500,000 shares;
          issued and outstanding
          1,878,450 shares                                    7,086,604
7,086,604
     Additional paid-in capital                  1,927,736       1,927,736
     Accumulated deficit                        (6,866,002)     (6,961,424)
     Accumulated comprehensive loss                (27,174)        (27,174)
                                                 _________       _________
Total shareholders' equity                       2,121,164       2,025,742
                                                 _________       _________
                                               $ 2,126,216     $ 2,041,768

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION

               STATEMENTS OF OPERATION AND ACCUMULATED DEFICIT
                         FOR THE THREE MONTHS ENDED
                           March 31, 1999 and 1998
                                (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                 ____________________
                                                                  1999
1998
                                                 _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $   250,000  $ 250,000
                                                 _________  _________
          Total operating revenue                  250,000    250,000

Expenses:
     General and administrative                   (171,872)   (160,333)
                                                 _________   _________
          Operating income                          78,128      89,667

Other income:
     Interest and other income                      17,294      26,393
                                                 _________   _________

          Net income                            $   95,422   $ 116,060
                                                 _________   _________
Income per share                                $     0.05   $    0.06

Weighted average common
     shares outstanding                          1,878,450   1,878,450

ACCUMULATED DEFICIT:
Beginning of period                            $(6,961,424) $(6,552,025)
                                                  _________   _________
End of Period                                   (6,866,002)  (6,435,965)

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION

                         STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                          March 31, 1999 and 1998
                                 (Unaudited)

                                                    1999          1998
                                                 __________    __________

Cash flows from operating activities:
     Net Income                                  $   95,422   $   116,060
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation expense                     627          1710
               Decrease (increase) in interest
                    receivable and other current
                    assets                            6,181        (2,512)
               Decrease in accounts payable
                    and accrued liabilities         (10,974)       (18,467)
                                                  __________    __________
                 Net cash provided by
                        operating activities              91,256        96,791
                                                  __________    __________
Cash flows (used) by investing activities:
     Decrease (increase) in short-term
          investments, net                           (98,076)      14,898
     Exploration & development costs                     -        (19,763)
     Decrease (increase) in other assets              (1,393)       1,859
     Disposal (purchases) of property and
          equipment, net                               6,190       (1,418)
                                                  __________    __________
                 Net cash used by investing
                    activities                       (93,279)       (4,424)
                                                  __________     __________
                    Net increase (decrease) in
                      cash and cash equivalents       (2,023)       92,367

Cash and cash equivalents, beginning of period        13,734        11,095
                                                  __________     __________
Cash and cash equivalents, end of period          $   11,711     $  103,462

See Accompanying Notes to Financial Statements

                   GOLDEN CYCLE GOLD CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements (other than the Balance Sheet at December 31, 1998) are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

         These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement No. 130 effective January 1, 1998 and there was no significant impact on the Company's financial statements.

(2)  INVESTMENT IN JOINT VENTURE

         The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 1999, the Company's share of accumulated unrecorded losses from the Joint Venture was $8,952,058.

(3)  SUBSEQUENT EVENT

         The Company announced March 12, 1999 that it had been advised by Euro-Nevada Mining Corporation, Inc. ("Euro-Nevada") that Euro-Nevada had accepted offers from shareholders owning approximately 54% of the issued and outstanding shares of the Company, on a fully diluted basis, to sell their shares to Euro-Nevada or its nominee for a cash purchase price of US$13.50 per share. The closing of the transaction was subject to certain conditions, including Euro-Nevada performing due diligence satisfactory to Euro-Nevada relating to the Company and compliance with applicable regulatory requirements. Euro-Nevada also advised the Company it would, upon completion of the stock purchase, promptly enter into negotiations with the Company to execute a merger agreement to acquire the balance of the Company's shares for a cash price of US$13.50 per share. On April 21, 1999, the Company announced that Euro-Nevada had given notice under its March 12, 1999 letter agreement with certain shareholders of the Company that Euro-Nevada elected to terminate the agreement.

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

         The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including Pikes Peak's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to Pikes Peak and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either Pikes Peak or third-party financial institutions and are repayable prior to distributions to the venture participants. Pikes Peak (the "Manager") reported that Initial Loans, payable to Pikes Peak, of approximately $157.8 million were outstanding at March 31, 1999. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

         Cash provided by operations was approximately $91,000 and $97,000 in the
1999 and 1998 periods respectively. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 15, 1999. No further distributions are expected from the Joint Venture during the remainder of 1999.

         Cash provided by operations during the 1999 period decreased from the 1998 period by approximately $6,000 primarily due to increased general and administrative expenses.

         The Company's working capital was approximately $1,745,000 at March 31, 1999 compared to $2,041,000 at March 31, 1998. Working capital decreased by approximately $296,000 at March 31, 1999 compared to March 31, 1998. The decrease was primarily due to Philippine exploration activity and operations of the Company's Philippine subsidiary, Golden Cycle Philippines, Inc.
("GCPI") and the Company's initiative to investigate the possibilities of conducting business in the Democratic People's Republic of Korea ("DPRK")
(North Korea).

         All work on the Sagittarius Alpha Realty claims ("SAR") exploration project in the Philippines has been placed on a standby basis until a Mineral Profits Sharing Agreement ("MPSA") is awarded to the claim owner, Benguet Corporation. The Company's decision to place this effort on a standby status was based on several factors. Benguet Corporation has agreed to an extension of the time period for the Company to complete its exploration buy-in of the SAR claims to a date twelve months after the date of the issuance of an MPSA. Previously, the buy-in had to be completed by March 1999. During the first three months of 1999, GCPI expended approximately $16,000 for operations, to negotiate the above extension for the SAR buy-in, and finally, to place its operations into standby status.

         During 1998,the Company and its prospective partner submitted an application for a license to conduct business in the DPRK to the US Treasury Department's Office of Foreign Asset Control (OFAC), as this license is required before any business can be conducted by American companies in the DPRK. Although this license application was turned down by OFAC, the Company believes the potential benefits justify its continued efforts to obtain a business opportunity in the DPRK and obtain a license to do so. Possible projects in the DPRK are still under consideration. Any future involvement in a business opportunity in the DPRK is dependent on the outcome of the ongoing negotiations between the US Government and the DPRK, followed by OFAC's issuance of a license to engage in specified mining related business ventures. The Company is pursuing efforts to establish a joint venture with a group which has expertise in the area. There can be no assurance that any of these initiatives will be successful.

         Management believes that the Company's working capital, augmented by the
Minimum Annual Distribution, is adequate to support operations at the current level for several years, barring unforeseen events. The Company anticipates that its Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner. If opportunities to economically pursue or expand Philippine operations are available, or if the Company is awarded a US Treasury license for a business opportunity in the DPRK, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is unlikely they would generate positive cash flow and/or profit for substantial periods, if ever.

Results of Operations

         The Company had net income, for the three months ended March 31, of approximately $95,000 in 1999, compared to net income of approximately $116,000 in the 1998 period.

         The decrease in net income for the first three months of 1999 compared with the corresponding period in 1998 was due to increased general and administrative expenses and decreased interest revenue during the 1999 period.

         The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 1999, the Company's share of accumulated unrecorded losses from the Joint Venture was $8,952,058.

         The Joint Venture incurred a net loss of approximately $2.0 million for the three months ended March 31, 1999 as compared to a net loss of $3.7 million for the corresponding period in 1998. The Joint Venture recorded a net loss of $11.8 million for the year ended December 31, 1998 compared to a net loss of $10.8 million for the year ended December 31, 1997 and with net income of $1.93 million for the year ended December 31, 1996. Prior to 1996, the Joint Venture incurred substantial losses during each year of operation, including net losses of $3.65 million for the year ended December 31, 1995 and $9.35 million for the year ended December 31, 1994. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently at historically low levels and volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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

         Item 5.  Other Information.  None.

         Item 6.  Exhibits and Reports on Form 8-K.
              a.  Exhibits:  None
              b.  Reports on Form 8-K:  A report was filed on March 19, 1999,
Item 1, to report an agreement between Euro-Nevada Mining Corporation, Inc. and shareholders of the Company, which, had it been consummated, would have resulted in a change in control of the Company.
              c.  Reports on Form 8-K:  A report was filed on May 5, 1999,
Item 1, to report that Euro-Nevada Mining Corporation, Inc. had terminated its agreement referred to above.
              d.  Reports on Form 8-K:  A report was filed on May 10, 1999,
Item 6, to report that Messrs. Keane, Ploesser, and Worley have decided not to stand for re-election as directors.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE GOLDEN CYCLE GOLD CORPORATION
                                                           (Registrant)





                                            R. Herbert Hampton
                                            President, C.E.O. and Treasurer
                                            (as both a duly authorized officer
of Registrant and
                                       as principal financial officer of
Registrant)
May 14, 1999