Form 10-Q
period 1999-06-30
GOLDEN CYCLE GOLD CORP
filed 1999-08-16
CIK 719754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

                                     or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

                      Commission file number 0-11226


                       GOLDEN CYCLE GOLD CORPORATION
          (Exact name of registrant as specified in its charter)

          COLORADO                                  84-0630963
(State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)              Identification No.)

1515 South Tejon, Suite 201,
Colorado Springs, Colorado                            80906
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (719) 471-9013

2340 Robinson Street, Suite 201
Colorado Springs, Colorado                            80904
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

Number of Shares outstanding at June 30, 1999:      1,878,450

PART I. - FINANCIAL INFORMATION

                   GOLDEN CYCLE GOLD CORPORATION

                           BALANCE SHEETS

                                                June 30,      December 31,
                                                  1999             1998
                                               (Unaudited)
                                                 _________      _________
Assets
_________________________________________
Current assets:
     Cash and cash equivalents                 $   171,188     $    13,734
     Short-term investments                      1,280,711       1,608,871
     Interest receivable and other
         current assets                             23,813          37,149
                                                 _________       _________

               Total current assets              1,475,712       1,659,754

Note receivable                                    223,924         223,924
Assets held for sale (net)                         132,680         132,680
Property and equipment, at cost:
     Land                                            2,025           2,025
     Mineral property development costs                -              -
     Furniture and fixtures                          9,331          12,356
     Machinery and equipment                        42,217          48,898
                                                 _________       _________
                                                    53,573          63,279
          Less accumulated depreciation            (36,632)        (38,894)
                                                 _________       _________
                                                    16,941          24,385
Other assets                                         2,418           1,025
Investment in mining joint venture (Note 2)            -               -
                                                 _________       _________
          Total assets                         $ 1,851,675     $ 2,041,768


Liabilities and Shareholders' Equity
_________________________________________

Accounts payable and accrued liabilities       $     3,122     $    16,026

Shareholders' equity:
     Common Stock - no par value.
          Authorized 3,500,000 shares;
          issued and outstanding
          1,878,450 shares                                    7,086,604
7,086,604
     Additional paid-in capital                  1,927,736       1,927,736
     Accumulated deficit                        (7,138,613)     (6,961,424)
     Accumulated comprehensive loss                (27,174)        (27,174)
                                                 _________       _________
Total shareholders' equity                       1,848,553       2,025,742
                                                 _________       _________
                                               $ 1,851,675     $ 2,041,768

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION
                               CONSOLIDATED
               STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                         AND ACCUMULATED DEFICIT
                   FOR THE THREE AND SIX MONTHS ENDED
                          June 30, 1999 and 1998
                                (Unaudited)

                                                 Three Months Ended
                                                       June 30,
                                                 ____________________
                                                                  1999
1998
                                                 _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $      -    $     -
                                                 _________  _________
          Total operating revenue                     -          -

Expenses:
     General and administrative                   (292,295)   (191,920)
                                                 _________   _________
          Operating loss                          (292,295)   (191,920)

Other income-
     Interest and other income                      19,684      22,099
                                                 _________   _________

          Net loss                             $  (272,611) $ (169,821)
                                                 _________   _________
Other comprehensive loss-
     Foreign currency translation
          adjustments                                  -        (5,250)
                                                 _________   _________
Comprehensive loss                             $  (272,611) $ (175,071)
                                                 _________   _________

Loss per share                                 $    (0.15)  $   (0.09)

Weighted average common
     shares outstanding                          1,878,450   1,870,050

ACCUMULATED DEFICIT:
Beginning of period                            $(6,866,002) $(6,435,965)
                                                  _________   _________
End of Period                                   (7,138,613)  (6,605,786)

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION
                               CONSOLIDATED
               STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                         AND ACCUMULATED DEFICIT
                   FOR THE THREE AND SIX MONTHS ENDED
                         June 30, 1999 and 1998
                              (Unaudited)

                                                 Six Months Ended
                                                       June 30,
                                                 ____________________
                                                                  1999
1998
                                                 _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $   250,000  $ 250,000
                                                 _________  _________
          Total operating revenue                  250,000    250,000
Expenses:
     General and administrative                   (464,167)  (352,253)
                                                 _________   _________
          Operating loss                          (214,167)  (102,253)

Other income:
     Interest and other income                      36,978      48,492
                                                 _________   _________

          Net loss                             $  (177,189) $  (53,761)
                                                 _________   _________
Other comprehensive loss
     Foreign currency translation
          adjustments                                  -        (5,250)
                                                 _________   _________
Comprehensive loss                             $  (177,189) $  (59,011)
                                                 _________   _________

Loss per share                                 $    (0.09)  $   (0.03)

Weighted average common
     shares outstanding                          1,878,450   1,870,050

ACCUMULATED DEFICIT:
Beginning of period                            $(6,961,424) $(6,552,025)
                                                  _________   _________
End of Period                                   (7,138,613)  (6,605,786)

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION

                         STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED
                          June 30, 1999 and 1998
                                 (Unaudited)

                                                    1999          1998
                                                 __________    __________

Cash flows from operating activities:
     Net Loss                                    $ (177,189)   $  (53,761)
     Adjustments to reconcile net loss to net
          cash used by operating activities:
               Depreciation expense                   2,262         3,446
               Decrease (increase) in interest
                    receivable and other current
                    assets                           13,336        (8,402)
               Decrease in accounts payable
                    and accrued liabilities         (12,904)      (24,179)
                                                  __________    __________
                 Net cash used in
                        operating activities           (174,495)      (82,896)
                                                  __________    __________
Cash flows from investing activities:
     Decrease in short-term
          investments, net                           328,160      332,827
     Exploration & development costs                     -        (42,403)
     Decrease (increase) in other assets              (1,393)       1,987
     Disposal (purchases) of property and
          equipment, net                               5,182       (1,528)
                                                  __________    __________
                 Net cash provided by investing
                    activities                       331,949       290,883
                                                  __________     __________
Effect of exchange rate changes on cash                  -           (258)

                    Net increase in
                      cash and cash equivalents      157,454       207,729

Cash and cash equivalents, beginning of period        13,734        11,095
                                                  __________     __________
Cash and cash equivalents, end of period          $  171,188     $  218,824

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

     (2)  INVESTMENT IN JOINT VENTURE

         The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 1999, the Company's share of accumulated unrecorded losses from the Joint Venture was approximately $9,525,000.

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

         The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including Pikes Peak's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to Pikes Peak and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either Pikes Peak or third-party financial institutions and are repayable prior to distributions to the venture participants. Pikes Peak (the "Manager") reported that Initial Loans, payable to Pikes Peak, of approximately $162.4 million were outstanding at June 30, 1999. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

         Cash used by operations was approximately $174,000 and $83,000 in the 1999 and 1998 periods respectively. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 15, 1999. No further distributions are expected from the Joint Venture during the remainder of 1999.

         Cash used by operations during the 1999 period increased from the 1998 period by approximately $91,000 primarily due to increased general and administrative expenses.

         The Company's working capital was approximately $1,473,000 at June 30, 1999 compared to $1,850,000 at June 30, 1998. Working capital decreased by approximately $377,000 at June 30, 1999 compared to June 30, 1998. The decrease was primarily due to Philippine exploration activity and operations of the Company's Philippine subsidiary, Golden Cycle Philippines, Inc. ("GCPI"), the Company's initiative to investigate the possibilities of conducting business in the Democratic People's Republic of Korea ("DPRK") (North Korea) and, in part, to severance payments to the former chief executive officer.

         All work by GCPI on the Sagittarius Alpha Realty claims ("SAR") exploration project in the Philippines has been placed on a standby basis until a Mineral Profits Sharing Agreement ("MPSA") is awarded to the claim owner, Benguet Corporation. The Company's decision to place this effort on a standby status was based on several factors. Benguet Corporation has agreed to an extension of the time period for the Company to complete its exploration buy-in of the SAR claims to a date twelve months after the date of the issuance of an MPSA. Previously, the exploration buy-in had to be completed by March 1999. During the first six months of 1999, GCPI expended approximately $19,000 for operations, to negotiate the above extension for the SAR buy-in, and finally, to place its operations into standby status.

     During 1998,the Company and its prospective partner submitted an application for a license to conduct business in the DPRK to the US Treasury Department's Office of Foreign Asset Control (OFAC), as this license is required before any business can be conducted by American companies in the DPRK. Although this license application was turned down by OFAC, the Company believes the potential benefits could justify its continued efforts to obtain a business opportunity in the DPRK and obtain a license to do so at some point in the future. Management believes that it is doubtful that OFAC will grant the Company a license for possible projects in the DPRK at this time due to the current political and economic situation. Any future involvement in a business opportunity in the DPRK is dependent on the outcome of the ongoing negotiations between the US Government and the DPRK, followed by OFAC's issuance of a license to engage in specified mining related business ventures. There can be no assurance that this initiative will be successful.

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

Results of Operations

         The Company had net loss, for the six months ended June 30, of approximately $177,000 in 1999, compared to net loss of approximately $54,000 in the 1998 period.

         The increase in net loss for the first six months of 1999 compared with the corresponding period in 1998 was due to increased general and administrative expenses and decreased interest revenue during the 1999 period.

         The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 1999, the Company's share of accumulated unrecorded losses from the Joint Venture was approximately $9,525,000.

         The Joint Venture incurred a net loss of approximately $4.8 million for the six months ended June 30, 1999 as compared to a net loss of $6.6 million for the corresponding period in 1998. The Joint Venture recorded a net loss of $11.8 million for the year ended December 31, 1998 compared to a net loss of $10.8 million for the year ended December 31, 1997 and with net income of $1.93 million for the year ended December 31, 1996. Prior to 1996, the Joint Venture incurred substantial losses during each year of operation, including net losses of $3.65 million for the year ended December 31, 1995 and $9.35 million for the year ended December 31, 1994. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently at historically low levels and volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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

         Item 5.  Other Information.  None.

         Item 6.  Exhibits and Reports on Form 8-K.
         a.  Exhibits:  None
         b.  Reports on Form 8-K:  None


SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE GOLDEN CYCLE GOLD CORPORATION
                                                           (Registrant)





                                            R. Herbert Hampton
                                            President, C.E.O. and Treasurer
                                            (as both a duly authorized officer
of Registrant and
                                       as principal financial officer of
Registrant)
August 11, 1999