Form 10-K
period 1999-12-31
GOLDEN CYCLE GOLD CORP
filed 2000-03-31
CIK 719754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
            For Annual and Transition Reports Pursuant to Sections
               13 or 15(d)of the Securities Exchange Act of 1934

(Mark One)
XX   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to     .

Commission file number 0-11226

                    GOLDEN CYCLE GOLD CORPORATION
       (Exact name of registrant as specified in its charter)

      Colorado                                        84-0630963
(State of incorporation)                           (I.R.S. Employer


Identification No.)
Suite 201, 1515 South Tejon,
Colorado Springs, CO                                      80906
(Address of principal executive offices)                (Zip Code)
Registrant's telephone number, including area code:   (719) 471-9013

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (para. 229.405 of this chapter) is not contained herein, andwill not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Disclosure contained herein Disclosure not contained herein XX

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,949,000. This calculation is based on the average of the bid and asked prices of the common stock on the Pacific Exchange on March 27, 2000.

The number of shares of the Registrant's Common Stock, outstanding as of March 27, 2000 was 1,888,450.

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

         The primary business of the Company has been its participation in the Cripple Creek & Victor Gold Mining Company (CC&V"), a joint venture (the "Joint Venture") with AngloGold Colorado ("AngloGold", formerly Pikes Peak Mining Company), a wholly-owned subsidiary of AngloGold North America Inc. which is a wholly owned subsidiary of AngloGold Ltd. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado.

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

         As of December 31, 1999, the Company had 2 employees.

Description of Mining Joint Venture

    The Company's interest in the Joint Venture was received in exchange for the Company's rights to gold mining properties in the Cripple Creek Mining District of Colorado. The rights and obligations of the parties are covered by an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") dated and effective January 1, 1991, between AngloGold and the Company. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado and the Company's participation in the Joint Venture constitutes its primary business activity. AngloGold serves as the manager (the "Manager") of the Joint Venture. The Joint Venture's principal mining operations are conducted at the Cresson mine, where commercial production was commenced in the first half of 1995.

     The Joint Venture Agreement defines an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid and (ii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed to the joint venturers in the proportion of 80% to AngloGold and 20% to the Company.
After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to AngloGold and 33% to the Company. Notwithstanding the foregoing, the Company will generally be entitled to receive, in each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves (if that occurs prior to the end of the Initial Phase), a minimum annual distribution of $250,000 (each, a "Minimum Annual Distribution"). The first three Minimum Annual Distributions were not deemed to be a distribution of Net Proceeds to the Company and will not be applied against the Company's share of any Net Proceeds. The Minimum Annual Distributions received on January 15, 1994 and thereafter constitute an advance on Net Proceeds and will be recouped against future distributions allocable to the Company.

     The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the "Initial
Loans") to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions.
Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers. The audited Joint Venture financial statements reported that as of December 31, 1999, the Joint Venture had $168.1 million in Initial Loans payable to AngloGold. After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

         The Joint Venture recorded a net loss of $7.4 million for the year ended
December 31, 1999 compared to net losses of $11.8 million and $10.8 million for the years ended December 31, 1998 and December 31, 1997 respectively. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently at historically low levels and volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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

         The Joint Venture completed construction of the required infrastructure for the Cresson mine and began mining operations in 1995, with the first
Cresson gold pour occurring on February 14, 1995. In 1996, the Joint Venture completed its first full year of Cresson operations. The development of the East Cresson mine began during the second quarter of 1999 and is continuing.

         1999 Operational Highlights
(The Manager provides the Company with detailed information on the activities and operations of the Joint Venture. The following description of the Joint Venture's operations is derived from information made available by the Manager, upon whom reliance is placed, together with information independently developed by the Company.)

         The Cresson Mine set another Joint Venture gold production record in
1999
of more than 231,000 troy ounces. The CC&V operation reported that it continues to apply effective and modern exploration, development, mining and metallurgical techniques while emphasizing the protection of the environment throughout the area of operations.

         The unaudited gold ore reserve computation as of December 31, 1999 resulted in an increase in the total and recoverable troy ounces of gold contained in the proven and probable categories net of 1999 depletion.

         Production

         1999 Joint Venture gold production increased for the fifth year in a row to 231,205 (1998 230,366) troy ounces. Total crusher production for the year was also a new record at 10.6 million tons, placing an estimated 250,000 recoverable troy ounces of gold on the Valley Leach Facility. The Cresson mine also produced 94,438 troy ounces of silver. On a daily basis, approximately 30,000 tons of ore and 51,000 tons of "overburden" or waste were mined, for an overall strip ratio of 1.7.

        Revenue and Costs

         The Joint Venture sold 231,206 troy ounces of gold at an average price of approximately $276 per troy ounce producing total gold revenues of $63.7 million. The Joint Venture reduced cash production costs to approximately
$167 per troy ounce (approximately $179 per troy ounce in 1998) enabling it to reduce the impact of lower gold prices this past year. The Joint Venture had operating costs of $56.7 million, including depreciation, depletion, and amortization (DD&A), and expensed exploration was approximately $1.0 million. Interest expense on the pre-production debt was approximately $15.6 million, resulting in a loss of $7.4 million. No profit was available for distribution to the venturers, although the Company did receive the Minimum Annual Distribution of $250,000, which will be recouped from future distributions due the Company.

         Ore Reserves and Non-reserve mineralization

         The Joint Venture is conducting continuing exploration and engineering feasibility work concerning future operations. These activities will serve to direct future exploration drilling programs as well as future development and project planning as part of its determination of the Joint Venture reserves.

     Each year CC&V models its gold ore reserves to incorporate the results of its exploration program, new geologic information, revised metallurgical recoveries, revised gold price, new geotechnical data, new pit designs, new operating costs and/or allowances for 1999 depletion. The ore reserves and mineral resources shown for 1999 were modeled using a $300 gold price and a
0.006 ounce per ton (opt) recoverable cutoff grade. The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (Independent Mining Consultants, Inc., Mine Reserve Associates, Inc., Mineral Resource Development Associates, Inc., and Mine Development Associates, Inc.) and are given to conform with acceptable industry standards. The ore reserves are shown on the table below.

The Unaudited CC&V Ore Reserve Estimate as of December 31, 1999*
               Cripple Creek / Victor District

                  Ore       Troy     Contained     Recoverable
                  Tons     Ounces      Ounces        Ounces
                (x1,000)   per ton     (troy)        (troy)
                ________  _________  ____________  ____________

Proven           107,367     0.031      3,363,000    2,110,000
Probable          61,674     0.025      1,515,000    1,005,000
                ________  _________  ____________  ____________

Total Reserves   169,041     0.029      4,878,000    3,115,000
                ________  _________  ____________  ____________

Notes:  The tonnage is shown in short tons.

* These gold reserve figures were estimated based on a $300 per troy ounce gold price for all district deposits, and are subject to various royalties. The ore reserve figures computed and published as of December 25, 1998 and December 25, 1997 were computed on the basis of $290 and $335 per troy ounce gold prices respectively. There can be no assurance, however, that the Joint Venture can earn a profit when the market price of gold equals or exceeds the gold price used in estimating those reserves.

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

         A comparison with the December 25, 1998, ore reserve is shown below.

               Changes in CC&V Gold Ore Reserves
                    (proved plus probable)
             December 25, 1998 vs December 25, 1999

                 Ore      Troy      Contained     Recoverable
                 Tons     Ounces      Ounces        Ounces
                (000's)   Per Ton     (Troy)        (Troy)
Total          ________  _________  ____________  ____________
     1999      169,041     0.029     4,878,000    3,115,000
     1998      126,856     0.034     4,300,000    2,790,000
              ________  _________  ____________  ____________

               +42,185              +  578,000     +325,000
              ________  _________  ____________  ____________

     In addition to the estimation of ore reserves, CC&V models other mineralized material which is additional to its ore reserves. Inferred resources were added a new category this year as CC&V adopted the guidelines used by the Australasian Code for reporting identified mineral resources and ore reserves as proposed by the Joint Ore Reserve Committee of the Australasian Institute of Mining and Metallurgy, the Australian Institute of Geoscientists and the Minerals Council of Australia. The results of CC&V's estimation of non-reserve mineralization is shown in the table below:

                   CC&V Non-reserve Mineral Resources
                          December 25, 1999

                    Ore        Troy      Contained    Recoverable
                    Tons      Ounces       Ounces        Ounces
                   (000's)    Per Ton      (Troy)        (Troy)
                   ________  _________  ____________  ____________

Measured Resources   87,665     0.020      1,782,000    1,061,000
Indicated Resources  45,360     0.018        794,000      504,000
                   ________  _________  ____________  ____________

  Total (Measured
   Plus Indicated
   Resources)       133,025     0.019      2,576,000    1,565,000
                   ________  _________  ____________  ____________

Inferred Resources
  (additional to
   the measured
   and indicated
   resources)       113,348     0.021      2,410,000    1,515,000
                   ________  _________  ____________  ____________

         The third party review of this ore reserve is scheduled to be completed prior to the end of March 1999. No material changes are expected from the third party review.

         While this ore reserve offers encouraging long-term prospects, it should not be interpreted to mean that there will be distributions to Golden Cycle Gold Corporation from CC&V in excess of the Minimum Annual Distribution of US$250,000 for the foreseeable future.

         Environmental Reclamation

         As a leader in high-altitude, semiarid, cold-weather, year-round leaching,
CC&V has developed an effective environmental protection and reclamation plan. Ongoing compliance with federal and state regulations includes seismic, fugitive dust, and noise monitoring for the operation's meeting applicable standards for ground and surface water; monitoring rain and snow fall, water and air emissions.

         Reclamation has continued from time to time since 1992. Reclamation is undertaken to support post mining land use for wild life, including elk.
Work continued in 1999 on the detoxification of the Victor leach pad with a view to its eventual closure and final reclamation.

         Employment

         AngloGold provides the work force required by the Joint Venture, which has no employees. Employment for the Joint Venture decreased to 277 at December 31, 1999, down from 295 at December 31, 1998. The reduced staff was primarily as a result of on going cost reduction efforts for the mine.

         Governmental Regulation

         Like all mining operations in the US, the Joint Venture is subject to a multitude of environmental laws and regulations promulgated by federal, state and local governments including, but not limited to the National
Environmental Policy Act ("NEPA"); the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"); the Clean Air Act ("CAA"); the
Clean Water Act ("CWA"); the Hazardous Materials Transportation Act ("HMTA"); and the Toxic Substances Control Act ("TSCA"). The Joint Venture's operations are subject to comprehensive regulation by the US Environmental Protection Agency ("EPA"), the US Mine Safety and Health Administration
("MSHA") and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties. If the Joint Venture expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations. In particular, CERCLA, commonly called the "Superfund Act", contains stringent reporting requirements for the release or disposal of hazardous substances, with substantial fines for noncompliance. In addition, under CERCLA, any party responsible for the release or threatened release of a hazardous substance into the environment is liable for all clean-up costs. These regulations apply throughout the US mining industry and generally should not have a material adverse effect on the Joint Venture's competitive position.

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

         Distribution of Proceeds and Other Financial Aspects

         The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 2000. Subsequent payments of the same amount are scheduled to be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining. The payments made on January 15, 1994 and subsequent annual payments constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of net proceeds. After recovery by the Manager of these advances, if the Company's share (20% in the Initial Phase) of Net Proceeds exceeds the applicable Minimum Annual Distribution after recouping any advanced distributions, the larger amount will be distributed to the Company. The Joint Venture recorded a net loss of $7.4 million for the year ended December 31, 1999.

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

         As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company did not record its share of the Joint Venture's loss in 1999, 1998 and 1997, or net income in 1996. The Company's share of the 1999, 1998 and 1997 Joint Venture net losses were $1.5 million, $2.4 million and $2.2 million respectively. The Company's share of Joint Venture net income in 1996 was approximately $386,000. As of December 31, 1999, the Company's accumulated unrecorded losses from the Joint Venture were $10,038,258.

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

         First Supplemental Agreement to the BGA

         Phase I of the exploration effort on the five SAR claims was completed in
May 1998. This effort consisted of geological mapping, grid soil sampling and analysis, and stream sediment and water analysis. This work indicates the presence of sizable areas interpreted to be anomalous gold concentrations. These must be further tested through trenching, tunneling and drilling to properly evaluate the gold potential. The Phase II exploration could not be carried out as the old leased claims have not as of this date been awarded the Mineral Production Sharing Agreement (MPSA) as required by the 1995 Philippine Mining Law. Thus, all work on this project has been placed on a standby basis until the MPSA is awarded to the claim owner.

     OTHER OPPORTUNITIES

         During the year 2000 the Company will search for mining opportunities,
focusing its efforts on North America.   Management intends to maximize the
value of this effort primarily by concentrating its attention on evaluating precious metal mining properties which have previously had development work performed by other reputable mining companies.

         Further, the Company has engaged a geologic consulting firm to evaluate its historic exploration files with a view to identifying any potential opportunities for follow-up. In the period leading to 1972, the Company evaluated numerous mining properties and developed extensive exploration files cataloging its findings.

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

         From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States. It is estimated that approximately
21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation. The Joint Venture has added about 1.2 million troy ounces of gold production to this total during the period 1985 through 1999. The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle. Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts and workings are unsuitable for current operation without substantial rehabilitation. The Joint Venture is not currently and does not anticipate, operating underground.

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

     Objections to the transfer were filed by the cities of Victor and Colorado Springs, the Mountain Mutual Water Company, Landau/Lichtenberg and the Joint Venture. The City of Cripple Creek has submitted the required well permits, published a First Amendment to Application for Change of Point of Diversion, laid the water lines, drilled the required wells, and completed engineering hydrology studies establishing the basin's ability to support its total historically developed water rights.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY MATTERS

     Market Information

     The Company's Common Stock has been listed and traded on the Pacific Exchange since 1987 (except during the period from July 6, 1994 to August 30,
1994), and from July 1, 1983 until June 30, 1992 was quoted on NASDAQ. The Company's trading symbol is GCC on the Pacific Exchange. The following table shows the high and low bid price per share on the Pacific Exchange for each calendar quarter since January 1, 1998.

Price Range For:                                       HI                   LOW
_________________________________         __________        __________
Quarter ended December 31, 1999             7                 6
Quarter ended September 30, 1999            7 -1/4            5 -3/4
Quarter ended June 30, 1999                13                 6 -7/8
Quarter ended March 31, 1999               12 -1/2            6 -7/8
Quarter ended December 31, 1998             8 -1/4            6 -3/4
Quarter ended September 30, 1998            8 -1/4            7 -1/4
Quarter ended June 30, 1998                 8 -3/4            7
Quarter ended March 31, 1998                7 -1/8            5 -7/8

         Bid prices are between dealers and do not include mark-ups, mark-downs, or commissions, nor do they necessarily represent actual transactions.

Holders of the Company's Common Stock
         The number of holders of record of the Company's Common Stock as of March 27, 2000 was 960. The number of beneficial owners for whom shares are held in "street name" as of March 27, 2000 is believed to be more than 500.

Dividends
         The Company has not paid any dividends. The Company does not anticipate the payment of any dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

                          1999      1998     1997      1996      1995
                                _________ _________ ________ _________ _________

Revenues  (1)           $ 250,000 $ 250,000 $250,000 $ 250,000 $ 250,000

Other Income               80,000   113,000  124,000   346,000    25,000

Expenses                  700,000   772,000  667,000   452,000   273,000

Share of Mining Joint
Venture losses  (2)           -         -        -         -     -
Net Profit (Loss)       (370,000)  (409,000)(293,000)  144,000     2,000

Net Profit (Loss)
     Per Share              (.20)      (.22)  (0.16)     0.08        -(3)

Total Assets            1,699,000 2,042,000 2,427,000 2,743,000   548,000

Long term obligations         -         -         -        -         -

(1) Revenues are comprised of the Minimum Annual Distribution. See Management's Discussion and Analysis below, and Notes 1 and 5 to the financial statements for a description of the accounting for the Minimum Annual Distribution.

(2) The Joint Venture recorded net loss of $7.4 million for the year ended December 31, 1999. The Company has not recorded its share of the Joint Venture net loss for the 1999 period ($1,478,000), net loss for the 1998 period ($2,363,600), net loss for the 1997 period ($2,168,800) nor its share of the Joint Venture's net income for the 1996 period ($386,000), and did not record its share of the Joint Venture's losses in 1995, 1994 and 1993 ($730,800, $1,870,000 and $1,707,600 respectively) because its Joint Venture investment balance was reduced to zero in 1992. The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($10,038,258 as of December 31, 1999) are recovered. See Management's Discussion and Analysis below, and Notes 1 and 5 to the financial statements.

(3)  Less than $.01 per share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

         The Company's principal mining investment and source of cash flows is its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is AngloGold Colorado, a wholly-owned subsidiary of AngloGold North America Inc. which is a wholly owned subsidiary of AngloGold Ltd.

     The Company's rights and obligations relating to its Joint Venture interest are governed by the Joint Venture Agreement. The Joint Venture is currently, and for the foreseeable future will be, operating in the Initial Phase, as defined. In accordance with the Joint Venture Agreement, AngloGold manages the Joint Venture and is required to finance all operations and capital expenditures during the Initial Phase. See "Description of Mining Joint Venture" above.

         During 1997, the Company began exploration activities in the Philippines through GCPI. During 1997 the Company expended approximately $77,000 to support GCPI operations, and incurred a foreign currency translation loss of approximately $29,000. GCPI expended an additional $134,000 in searching for promising mineral properties and in evaluating and negotiating for certain properties in the Republic of the Philippines. Further, GCPI expended approximately $58,000 conducting initial exploration of the SAR 1-5 claims under Amendment 2 to the BGA. During the years 1999 and 1998, the Company expended approximately $29,000 and $51,000 on this project, respectively. Management expects to expend approximately $6,000 during 2000 to support
GCPI operations.

         The Company's working capital was $1,342,000 at December 31, 1999 compared to $1,644,000 at December 31, 1998. Cash used in operations was $358,000 in 1999 compared to cash used in operations of $326,000 during 1998. The decrease in cash used in operations during 1999 was primarily due to decreased general and administrative expenses.

         Working capital decreased by approximately $302,000 at December 31,
1999
compared to December 31, 1998. The decrease was primarily due to Philippine exploration activity and operations of the Company's Philippine subsidiary, Golden Cycle Philippines, Inc. ("GCPI"), the Company's initiative to investigate the possibilities of conducting business in the Democratic People's Republic of Korea ("DPRK") (North Korea) and, in part, to severance payments to the former chief executive officer.

         Management believes that the Company's working capital, augmented by the
Minimum Annual Distribution, is adequate to support operations at the current level for several years, barring unforeseen events. Although there can be no assurance, the Company anticipates the closure of its sale of certain Water Rights to the City of Cripple Creek during the year 2000 which will provide additional working capital. The Company anticipates that its Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner. If opportunities to economically pursue or expand
Philippine operations, or any other opportunity discussed above (see Item 1, Other Opportunities) are available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be developed from the properties.

         Results of Operations

         The Company reported a net loss of $370,000 for the year ended December 31, 1999 as compared to net losses of approximately $409,000 and $293,000 for 1998 and 1997, respectively. The decrease in net loss in 1999 compared to 1998 was due primarily to reduced general and administrative expenses.

         The increase in net loss in 1998 compared to 1997 was due primarily to the
$109,000 writedown of the GCPI capitalized exploration program in the SAR claims in the Philippines as the exploration activities were placed on a standby basis. (See Item 1, Golden Cycle Philippines, Inc.)

         The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company has not recorded its share of Joint Venture income or losses incurred subsequent to the reduction of its investment balance to zero in 1992. The Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of December 31, 1999, the Company's accumulated unrecorded losses from the Joint Venture are $10,038,258.

        The Joint Venture recorded net loss of $7.4 million for the year ended December 31, 1999 compared to net losses of $11.8 and $10.8 million and net income of $1.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are included herein beginning on page 19.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements                                       Page

Financial Statements of the Registrant:

     Independent Auditors' Report, KPMG LLP                          18

         Consolidated Balance Sheets, December 31, 1999 and 1998     19

         Consolidated Statements of Operations for the Years
          Ended December 31, 1999, 1998 and 1997
20

         Consolidated Statements of Shareholders' Equity for the
       Years Ended December 31, 1999, 1998 and 1997                21

         Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1999, 1998 and 1997                          22

         Notes to Consolidated Financial Statements
23

Exhibit Index
     3.1. Articles of Incorporation and By-laws (incorporated by reference to Exhibit 2 to the Company's Form 10 dated May 19, 1983).

    10.1. Amended and Restated Joint Venture Agreement between AngloGold Colorado and the Company dated as of January 1, 1991 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated June 17, 1991).

    10.2. Directors' Stock Option Plan (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement dated April 13, 1992).*

    10.3 1992 Stock Option Plan (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement dated April 13, 1992).*

    10.4 1997 Officers' & Directors' Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 30, 1997).*

    23.1  Consent of  KPMG LLP, page 30.

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c).

Reports on Form 8-K
     No reports on Form 8-K were filed during the fourth quarter of 1999.

SIGNATURES


         Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            GOLDEN CYCLE GOLD CORPORATION


                                     By: /s/ R. Herbert Hampton
                                       _________________________________
                                           R. Herbert Hampton
                                       President, CEO, Treasurer & Director
                                               (as both a duly authorized
officer
                                       of Registrant and a principal
                                       financial Officer of Registrant)

Date: March 27, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Orville E. Anderson
___________________________________                March 27, 2000
Orville E. Anderson, Director                                   Date

/s/ Melvin L. Cooper
___________________________________                March 27, 2000
Melvin L. Cooper, Director                                      Date

/s/ Rex H. Hampton
___________________________________                   March 27, 2000
Rex H. Hampton, Director                                        Date

/s/ Frank M. Orrell
___________________________________             March 27, 2000
Frank M. Orrell, Director                                  Date

Independent Auditors' Report


The Shareholders and Board of Directors
Golden Cycle Gold Corporation:

We have audited the accompanying consolidated balance sheets of Golden Cycle Gold Corporation and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                  KPMG LLP


Denver, Colorado
February 16, 2000

                  GOLDEN CYCLE GOLD CORPORATION
                         AND SUBSIDIARY

                   Consolidated Balance Sheets

                   December 31, 1999 and 1998

Assets                                                1999        1998
_______________________________________             _________   _________
Current assets:
     Cash and cash equivalents                    $   152,581      13,734
     Short-term investments (note 2)                1,164,805   1,608,871
     Interest receivable and other current assets      38,489      47,566
                                                    _________   _________
          Total current assets                      1,355,875   1,670,171

Note receivable from sale of water rights (note 3)    202,257     213,507

Assets held for sale - water rights (note 3)          132,680     132,680

Property and equipment, at cost
     Land                                               2,025       2,025
     Furniture and fixtures                             8,500      12,356
     Machinery and equipment                           30,686      48,898
                                                     _________   _________
                                                       41,211      63,279
     Less accumulated depreciation and depletion      (33,144)    (38,894)
                                                     _________   _________
                                                        8,067      24,385

Other assets                                               -        1,025
                                                     _________    _________
                                                   $ 1,698,879   2,041,768
                                                     =========    =========

Liabilities and Shareholders' Equity
_______________________________________
Current liabilities -
     accounts payable and accrued liabilities      $    14,078       16,026

Shareholders' equity (note 7):
     Common stock, no par value.  Authorized
     3,500,000 shares;  issued and outstanding
     1,888,450 shares and 1,878,450 shares in
     1999 and 1998                                   7,116,604     7,086,604
     Additional paid-in capital                      1,927,736     1,927,736
     Accumulated deficit                            (7,331,499)   (6,961,424)
     Accumulated other comprehensive loss -
       foreign currency translation adjustment         (28,040)      (27,174)
                                                      _________    _________
               Total shareholders' equity             1,684,801    2,025,742
Commitments (note 8)
                                                      _________    _________
                                                    $ 1,698,879    2,041,768
                                                      =========    =========

See accompanying notes to consolidated financial statements.

                     GOLDEN CYCLE GOLD CORPORATION
                           AND SUBSIDIARY
                  Consolidated Statements of Operations

               Years Ended December 31, 1999, 1998 and 1997
                                                   1999      1998      1997
Revenue
     Distributions from mining joint venture in
          excess of carrying value (note 5)     $ 250,000   250,000   250,000

Expenses:
     General and administrative                   697,849    552,900   531,085
     Depreciation expense                           2,673      2,552     2,033
     Exploration expense                              -      108,522   134,438
     Write-down of mineral property
          development costs (note 4)                  -      108,545       -
                                                _________   _________  _________
                                                  700,522    772,519   667,556
                                                _________   _________  _________
          Operating loss                         (450,522)  (552,519) (417,556)

Other income (expense):
     Interest and other income                     82,155    113,459   122,784
     Gain (loss) on disposal of assets             (1,708)      (339)    1,450
                                                _________   _________  _________
                                                   80,447    113,120   124,234
                                                _________   _________  _________
          Net loss                              $(370,075)  (409,399) (293,322)
                                                 ========    ========   ========
Income (loss) per share                          $ (0.20)     (0.22)     (0.16)
                                                     ===         ===       ===
Weighted average common shares outstanding      1,879,916  1,871,739  1,870,050
                                                 ========    ========   ========

See accompanying notes to consolidated financial statements.

                    GOLDEN CYCLE GOLD CORPORATION
                          AND SUBSIDIARY
             Consolidated Statements of Shareholders' Equity

              Years Ended December 31, 1999, 1998, and 1997

                                              Additional
                            Common stock        paid-in  Accumulated
                         ____________________
                          Shares      Amount    capital    deficit     Total
                         ________    ________   ________   ________   ________

Balance at
     December 31, 1996   1,870,050   7,054,562  1,927,736  (6,258,703) 2,724,361


Net loss                       -           -          -      (293,322) (293,322)
Foreign currency
     translation adjustment    -           -          -           -     (28,667)
                                                                        ________
Comprehensive loss                                                     (321,989)
Offering costs                 -       (2,608)       -           -       (2,608)
                          ________    ________   ________    ________   ________
Balance at
     December 31, 1997   1,870,050   7,051,954  1,927,736  (6,552,025) 2,399,764


Net loss                       -           -          -      (409,399) (409,399)
Foreign currency
     translation adjustment    -           -          -          -        727
                                                                        ________
Comprehensive loss                                                     (408,672)
Stock options exercised      8,400      34,650        -           -      34,650
                          ________    ________   ________    ________   ________
Balance at
     December 31, 1998   1,878,450   7,086,604  1,927,736  (6,961,424) 2,025,742



Net loss                       -           -          -      (370,075) (370,075)
Foreign currency
     translation adjustment    -           -          -          -         (866)
                                                                        ________
Comprehensive loss                                                     (370,941)
Stock options exercised     10,000      30,000        -           -      30,000
                          ________    ________   ________    ________   ________
Balance at
     December 31, 1999   1,888,450   7,116,604  1,927,736  (7,311,499) 1,684,801
                          ========    ========   ========    ========   ======

See accompanying notes to consolidated financial statements.

                     GOLDEN CYCLE GOLD CORPORATION
                            AND SUBSIDIARY
                 Consolidated Statements of Cash Flows

              Years Ended December 31, 1999, 1998 and 1997

                                                1999       1998        1997
                                              _______     _______     _______
Cash flows from operating activities:
     Net income (loss)                      $(370,075)    (409,399)   (293,322)
     Adjustments to reconcile net income
          (loss) to net cash used in
          operating activities:
               Depreciation expense             2,673        2,552      2,033
               Loss (gain) on disposal of
                    Assets                      1,708          339     (1,450)
               Write-down of mineral property
                    development costs              -       108,545         -
               Decrease (increase)in interest
                    Receivable and other
                    current assets              9,910      (16,463)   (10,810)
               (Decrease) increase in
                    accounts payable and
                    accrued liabilities        (1,948)     (11,326)     8,642
                                               _______     _______     _______
               Net cash used in operating
                    activities                (357,732)   (325,752)   (294,907)
                                               _______     _______     _______

Cash flows from investing activities:
     Decrease in short-term
          investments, net                      444,066    328,865    368,130
     Mineral property development costs              -     (45,806)   (75,421)
     Decrease (increase) in other assets          1,025      4,369     (5,394)
     Proceeds from sale of assets                14,701      1,184      1,450
     Collection of note receivable               10,417      9,645      8,931
     Purchases of property and equipment, net    (2,764)    (4,674)   (14,256)
                                                _______      _______   _______
                Net cash provided by
                     investing activities        467,445     293,583   283,440
                                                _______      _______   _______
Cash flows provided by (used in) financing
     activities -
     proceeds from issuance of common
           stock, net of offering costs          30,000       34,650    (2,608)
                                                 _______      _______   _______

Effect of exchange rate changes on cash             (866)        158   (11,098)
                                                 _______      _______   _______

                Net increase (decrease) in
                     cash and cash equivalents   138,847        2,639   (25,173)

Cash and cash equivalents, beginning of year      13,734       11,095    36,268
                                                  _______      _______   _______
Cash and cash equivalents, end of year         $ 152,581       13,734    11,095
                                                   ======       ======   ======


See accompanying notes to consolidated financial statements.

                GOLDEN CYCLE GOLD CORPORATION
                         AND SUBSIDARY

          Notes to Consolidated Financial Statements

                   December 31, 1999 and 1998

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make various estimates and assumptions in determining the reported amounts of assets, liabilities, revenues and expenses for each period presented, and in the disclosure of commitments and contingencies. Actual results could differ from those estimates. Changes in these estimates and assumptions will occur based on the passage of time and the occurrence of future events.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Mineral Exploration and Development Costs

Mineral exploration costs are expensed as incurred. Mineral property development costs are depleted based upon estimated proven and probable recoverable reserves.

                     GOLDEN CYCLE GOLD CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements

                       December 31, 1999 and 1998



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

Gains and losses arising from translation of the consolidated financial statements of GCPI operations are included in the accumulated other comprehensive income (loss) - foreign currency translation adjustment account in shareholders' equity. Amounts in this account are recognized in the consolidated statements of operations when the related net foreign investment is reduced. Gains and losses on foreign currency transactions are included in the statement of operations.

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

                    GOLDEN CYCLE GOLD CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements

                     December 31, 1999 and 1998

(2) Short-Term Investments
The amortized cost of U.S. Treasury Bills, which approximates fair value, at December 31, 1999 and 1998 was $196,266 and $533,186, respectively. All U.S. Treasury Bills held at December 31, 1999 mature within one year. The Company held certificates of deposit of $968,539 and $794,778 at December 31, 1999 and 1998, respectively. All certificates of deposit held at December 31, 1999 mature within one year.

(3) Notes Receivable and Assets Held for Sale
The Company owns certain water rights in Fremont County, Colorado, which are under a contract for sale pending regulatory approval. A sale of a portion of the water rights to the City of Cripple Creek for $312,500 closed on December 31, 1996. The Company received cash of $70,000 and a promissory note in the amount of $242,500. The promissory note is payable in equal payments of $28,331 annually, including interest, commencing on December 19, 1997 until December 19, 2001, at which time the entire principal balance, together with accrued interest is due and payable.

(4) Mineral Property Development Costs
On January 29, 1999, the Board of Directors of the Company decided to suspend the operations of Golden Cycle Philippines, Inc. and, as a result, the Company wrote off its development costs in 1998. Golden Cycle Philippines, Inc. will remain dormant until the Mineral Production Sharing Agreement (MPSA) is approved by the Bureau of Mines and Geosciences and the Department of Environment and Natural Resources. The ultimate outcome of the MPSA award is not known and is difficult to predict.

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

The Joint Venture Agreement, as amended, generally requires PPMC to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase, as defined, that will terminate when Initial Loans, as defined, have been repaid and when $58 million of Net Proceeds, as defined, has been distributed 80% to PPMC and 20% to the Company. As of December 31, 1999, Initial Loans were approximately $168 million and no Net Proceeds have been distributed. Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase, the Joint Venture will distribute metal in kind, 67% to PPMC and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company's future share of Net Proceeds, if any.

                     GOLDEN CYCLE GOLD CORPORATION
                             AND SUBSIDARY

              Notes to Consolidated Financial Statements

                      December 31, 1999 and 1998


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

The Company's share of 1999 Joint Venture losses which have not been recorded in its consolidated financial statements is $1,478,000. The Company's share of the 1998 and 1997 Joint Venture losses, which have not been recorded in its consolidated financial statements, is $2,364,000 and $2,169,000, respectively. As of December 31, 1999, the Company's accumulated unrecorded losses from the Joint Venture are $10,038,258.

The condensed balance sheets of the Joint Venture as of December 31, 1999 and 1998 are summarized as follows:

                                                 1999              1998
                                                _______          _______
                                                      (in thousands)
Assets
_________________________________
Inventory                                   $    29,789           26,026
Other current assets                              3,079            4,941
                                                _______          _______
          Total current assets                   32,868           30,967

Fixed assets and mine development costs         141,759          135,113
                                                _______          _______
          Total assets                      $   174,627          166,080
                                                =======          =======
Liabilities and Venturers' Equity
_________________________________
Current liabilities                         $    13,088            9,224
Payable to PPMC                                 168,087          155,431
Capital lease obligations                         2,181            3,986
Accrued reclamation costs                        11,838           10,366
                                                _______           _______
          Total liabilities                     195,194          179,007

Venturers' equity                               (20,567)         (12,927)
                                                _______           _______
          Total liabilities and venturers'
               equity                        $  174,627           166,080
                                                =======           =======

                      GOLDEN CYCLE GOLD CORPORATION
                              AND SUBSIDARY

                 Notes to Consolidated Financial Statements

                       December 31, 1999 and 1998



The condensed statements of operations of the Joint Venture for each of the years in the three-year period ended December 31, 1999 are summarized as follows:

                                          1999        1998       1997
                                         _______     _______    _______
                                                  (in thousands)
Revenue                              $    63,704      67,507     75,697
Operating expenses                       (57,666)    (63,840)   (70,754)
Interest expense                         (15,605)    (15,263)   (15,638)
Other income (expense)                     2,177        (222)      (149)
                                         _______      _______    _______
Net loss                             $    (7,390)    (11,818)   (10,844)
                                         =======      =======    =======

(6) Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 and 1998 are presented below:

                                                     1999            1998
                                                   ________        ________
Deferred tax assets:
     Net operating loss carryforwards            $  602,000         417,000
     Provisions for asset impairments, related
         to assets held for sale                    140,000         140,000
                                                   ________        ________
                                                    742,000         557,000
          Valuation allowance                      (742,000)       (557,000)
                                                    ________        ________
                    Net deferred tax asset        $     -               -
                                                     =======         =======

At December 31, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $1,605,000 which expire beginning in 2010 through 2019.

The Company has not recorded an income tax benefit in 1999 or 1998 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

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

                      GOLDEN CYCLE GOLD CORPORATION
                              AND SUBSIDARY

                 Notes to Consolidated Financial Statements

                       December 31, 1999 and 1998

During 1992, the Company's Board of Directors adopted a Directors' Stock Option Plan (the Directors' Plan) and a 1992 Stock Option Plan (the 1992 Plan). All options available under the Directors' Plan were granted prior to December 31, 1994. During 1997, shareholders approved the 1997 Officers' and Directors' Stock Option Plan pursuant to which 200,000 shares of the Corporation's Common Stock were reserved for issuance pursuant to options to be granted. The 1992 and 1997 Plans provide for the grant of options on a discretionary basis to certain employees and consultants. Under each plan, the exercise price cannot be less than the fair market value of the common stock on the date of the grant. The expiration of the options is ten years from the date of the grant.


Changes in stock options for each of the years in the three-year period ended December 31, 1999 are as follows:

                                                                 Weighted
                                           Option price      average exercise
                                 Shares      per share             price
                                 _______    ___________          _________

Outstanding and exercisable at
     December 31, 1996           191,000    $3.00 - 11.00             7.92
     Granted                      35,000         9.00                 9.00
     Expired                     (36,000)    4.125 - 10.75            6.84
                                 _______
Outstanding and exercisable at
     December 31, 1997           190,000      3.00 - 11.00            8.27
     Granted                      30,000         7.75                 7.75
     Exercised                    (8,400)        4.125                4.125
     Expired                     (31,600)     4,125 - 11.00           7.49

Outstanding and exercisable at
     December 31, 1998           180,000      3.00 - 11.00            8.72
     Granted                      45,000         7.50                 7.50
     Exercised                   (10,000)        3.00                 3.00
     Expired                     (15,000)     3.00 - 10.75            8.17

Outstanding and exercisable at
     December 31, 1999           200,000      6.625 - 11.00            8.78

The weighted average remaining term of options outstanding was 6.9 and 5.9 years at December 31, 1999 and 1998, respectively.

                     GOLDEN CYCLE GOLD CORPORATION
                             AND SUBSIDARY

                Notes to Consolidated Financial Statements

                       December 31, 1999 and 1998


The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value at the grant dated for awards under those plans consistent with the FASB Statement 123, the Company's net loss and loss per share would have been reduced to pro forma amounts indicated below:

                                   1999       1998       1997
                                 _______     _______    _______
Net Income (loss):
     As reported              $ (370,075)   (409,399)  (293,322)
     Pro forma                  (706,117)   (639,913)  (605,759)

Basic and diluted income (loss) per share:
     As reported                   (.20)       (0.22)     (0.16)
     Pro forma                     (.38)       (0.34)     (0.32)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

                                               Risk-free  Expected    Fair
                         Dividend   Expected    interest    life      value
                                                  rate                 of
                          yield    volatility     range   (in years)  option
                         ________   ________    ________   ________  ________
Options granted in 1997     0         160%        6.62%       10     $ 8.93
Options granted in 1998     0         160%        5.59        10       7.68
Options granted in 1998     0         175%        5.82        10       7.47

The Black-Scholes option-pricing model provides a mathematical calculation of fair value using the variables above which the Company does not believe represents the fair value in an exchange transaction between unrelated parties.

(8) Commitments
The Company has a three-year employment contract with its president that pays an annual salary of $75,000 and expires on June 1, 2002. The Company also has a noncancellable lease agreement for office space which requires annual lease payments of $10,200 and expires in July 2001.

Consent of Independent Auditors


The Board of Directors
Golden Cycle Gold Corporation:

We consent to incorporation by reference in the registration statements
(Nos. 33-47877 and 333-12245) on Form S-3 and (Nos. 33-62952 and 333-26975)
on Form S-8 of Golden Cycle Gold Corporation of our report dated February 16, 2000, relating to the consolidated balance sheets of Golden Cycle Gold Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of Golden Cycle Gold Corporation.




    KPMG LLP


Denver, Colorado
March 28, 2000