Form 10-Q
period 2000-03-31
GOLDEN CYCLE GOLD CORP
filed 2000-06-05
CIK 719754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

                                    or

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

Number of Shares outstanding at March 31, 2000:      1,888,450

PART I. - FINANCIAL INFORMATION

                   GOLDEN CYCLE GOLD CORPORATION

                           BALANCE SHEETS

                                                March 31,      December 31,
                                                  2000             1999
                                               (Unaudited)
                                                 _________      _________
Assets
_________________________________________
Current assets:
     Cash and cash equivalents                 $    34,287     $   152,581
     Short-term investments                      1,468,104       1,164,805
     Interest receivable and other
         current assets                             38,975          38,489
                                                 _________       _________

               Total current assets              1,541,366       1,355,875

Note receivable                                    202,257         202,257
Assets held for sale (net)                         132,680         132,680
Property and equipment, at cost:
     Land                                            2,025           2,025
     Furniture and fixtures                          8,500           8,500
     Machinery and equipment                        30,686          30,686
                                                 _________       _________
                                                    41,211          41,211
          Less accumulated depreciation            (33,771)        (33,144)
                                                 _________       _________
                                                     7,440           8,067
Investment in mining joint venture (Note 2)            -               -
                                                 _________       _________
          Total assets                         $ 1,883,743     $ 1,698,879


Liabilities and Shareholders' Equity
_________________________________________

Accounts payable and accrued liabilities       $      (709)     $    14,078

Shareholders' equity:
     Common Stock - no par value.
          Authorized 3,500,000 shares;
          issued and outstanding
          1,888,450 shares                                    7,116,604
7,116,604
     Additional paid-in capital                  1,927,736       1,927,736
     Accumulated deficit                        (7,131,848)     (7,331,499)
     Accumulated comprehensive loss                (28,040)        (28,040)
                                                 _________       _________
Total shareholders' equity                       1,884,452       1,684,801
                                                 _________       _________
                                               $ 1,883,743     $ 1,698,879

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION
                               CONSOLIDATED
               STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                         AND ACCUMULATED DEFICIT
                   FOR THE THREE MONTHS ENDED
                          March 31, 2000 and 1999
                                (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                 ____________________
                                                                  2000
1999
                                                 _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $   250,000  $ 250,000
                                                 _________  _________
          Total operating revenue                  250,000    250,000

Expenses:
     General and administrative                    (69,064)  (171,872)
                                                 _________   _________
          Operating income                         180,936      78,128

Other income-
     Interest and other income                      18,715      17,294
                                                 _________   _________

          Net income                             $ 199,651  $   95,422
                                                 _________   _________
Other comprehensive loss-
     Foreign currency translation
          adjustments                                  -           -
                                                 _________   _________
Comprehensive income                             $ 199,651  $   95,422
                                                 _________   _________

Income per share                                 $    0.11  $     0.05

Weighted average common
     shares outstanding                          1,888,450   1,878,450

ACCUMULATED DEFICIT:
Beginning of period                            $(7,331,499) $(6,961,424)
                                                  _________   _________
End of Period                                   (7,131,848)  (6,866,002)

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION

                         STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                          March 31, 2000 and 1999
                                 (Unaudited)

                                                    2000          1999
                                                 __________    __________

Cash flows from operating activities:
     Net Income                                  $  199,651    $   95,422
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation expense                     627           627
               Decrease (increase) in interest
                    receivable and other current
                    assets                             (486)        6,181
               Decrease in accounts payable
                    and accrued liabilities         (14,787)      (10,974)
                                                  __________    __________
                 Net cash provided by
                        operating activities             185,005        91,256
                                                  __________    __________
Cash flows from investing activities:
     Increase in short-term
          investments, net                          (303,299)      (98,076)
     Increase in other assets                            -          (1,393)
     Disposal of property and
          equipment, net                                 -           6,190
                                                  __________    __________
                 Net cash used in investing
                    activities                      (303,299)      (93,279)
                                                  __________     __________

                    Net decrease in
                      cash and cash equivalents     (118,294)        (2,023)

Cash and cash equivalents, beginning of period       152,581        13,734
                                                  __________     __________
Cash and cash equivalents, end of period          $   34,287     $   11,711

See Accompanying Notes to Financial Statements

                   GOLDEN CYCLE GOLD CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements (other than the Balance Sheet at December 31, 1999) are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

         These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

(2)  INVESTMENT IN JOINT VENTURE

         The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2000, the Company's share of accumulated unrecorded losses from the Joint Venture was $10,585,658.

(3)  EARNINGS PER SHARE

         Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. There are no dilutive securities outstanding in either period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

         The Company's principal mining investment and source of cash flows has been its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is AngloGold Colorado ("AngloGold", formerly Pikes Peak Mining Company), a wholly-owned subsidiary of AngloGold North America Inc., which is a wholly owned subsidiary of AngloGold Ltd.

         The Company's rights and obligations relating to its Joint Venture interest are governed by the Joint Venture Agreement. The Joint Venture is currently, and for the foreseeable future will be, operating in the Initial Phase, as defined. In accordance with the Joint Venture Agreement, AngloGold manages the Joint Venture, and is required to finance all operations and capital expenditures during the Initial Phase.

         The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants.
AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $177.5 million were outstanding at March 31, 2000. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

         After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to AngloGold and 33% to the Company, and the venture participants will be responsible for their proportionate share of the Joint Venture costs.

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

         Cash provided by operations was approximately $185,000 and $91,000 in the 2000 and 1999 periods respectively. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 24, 2000. No further distributions are expected from the Joint Venture during the remainder of 2000.

         Cash provided by operations during the 2000 period increased from the 1999 period by approximately $94,000 primarily due to decreased general and administrative expenses.

         The Company's working capital was approximately $1,542,000 at March 31, 2000 compared to $1,745,000 at March 31, 1999. Working capital decreased by approximately $203,000 at March 31, 2000 compared to March 31, 1999. The decrease was primarily due to increased general and administrative expenses during 1999 and, in part, to severance payments to the former chief executive officer.

         Management believes that the Company's working capital, augmented by the
Minimum Annual Distribution, is adequate to support operations at the current level for several years, barring unforeseen events. Although there can be no assurance, the Company anticipates the closure of its sale of certain Water Rights to the City of Cripple Creek during the year 2000 which will provide dditional working capital. The Company anticipates that its Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner. If opportunities to economically pursue or expand Philippine operations, or any other opportunity becomes available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be developed from the properties.

Results of Operations

         The Company had net income, for the three months ended March 31, of approximately $200,000 in 2000, compared to net income of approximately $95,000 in the 1999 period.

         The increase in net income for the first three months of 2000 compared with the corresponding period in 1999 was due to decreased general and administrative expenses and slightly increased interest revenue during the 2000 period.

         The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2000, the Company's share of accumulated unrecorded losses from the Joint Venture was $10,585,658.

         The Joint Venture incurred a net loss of approximately $2.7 million for the three months ended March 31, 2000 as compared to a net loss of $2.0 million for the corresponding period in 1999. The Joint Venture recorded a net loss of $7.4 million for the year ended December 31, 1999 compared to a net losses of $11.8 million and $10.8 million for the years ended December
31, 1998 and 1997 respectively. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently near recent historically low levels and volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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


                         THE GOLDEN CYCLE GOLD CORPORATION
                                                           (Registrant)



                                            R. Herbert Hampton
                                            President, C.E.O. and Treasurer
                                            (as both a duly authorized officer
of Registrant and
                                       as principal financial officer of
Registrant)
May 12, 2000