Form 10-Q
period 2000-06-30
GOLDEN CYCLE GOLD CORP
filed 2000-08-23
CIK 719754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

                                or

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

Number of Shares outstanding at June 30, 2000:      1,888,450

PART I. - FINANCIAL INFORMATION

                   GOLDEN CYCLE GOLD CORPORATION

                           BALANCE SHEETS

                                                June 30,      December 31,
                                                  2000             1999
                                               (Unaudited)
                                                 _________      _________
Assets
_________________________________________
Current assets:
     Cash and cash equivalents                 $    51,267     $   152,581
     Short-term investments                      1,366,861       1,164,805
     Interest receivable and other
         current assets                             33,612          38,489
                                                 _________       _________

               Total current assets              1,451,740       1,355,875

Note receivable                                    202,257         202,257
Assets held for sale (net)                         132,680         132,680
Property and equipment, at cost:
     Land                                            2,025           2,025
     Mineral property development costs                -              -
     Furniture and fixtures                          8,500           8,500
     Machinery and equipment                        33,194          30,686
                                                 _________       _________
                                                    43,719          41,211
          Less accumulated depreciation            (34,398)        (33,144)
                                                 _________       _________
                                                     9,321           8,067
Other assets                                            -               -
 Investment in mining joint venture (Note 2)            -               -
                                                 _________       _________
          Total assets                         $ 1,795,998     $ 1,698,879


Liabilities and Shareholders' Equity
_________________________________________

Accounts payable and accrued liabilities       $     1,509     $    14,078

Shareholders' equity:
     Common Stock - no par value.
          Authorized 3,500,000 shares;
          issued and outstanding
          1,888,450 shares                                              7,116,604       7,116,604
     Additional paid-in capital                  1,927,736       1,927,736
     Accumulated deficit                        (7,221,811)     (7,331,499)
     Accumulated comprehensive loss                (28,040)        (28,040)
                                                 _________       _________
Total shareholders' equity                       1,794,489       1,684,801
                                                 _________       _________
                                               $ 1,795,998     $ 1,698,879

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION
                               CONSOLIDATED
               STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                         AND ACCUMULATED DEFICIT
                       FOR THE THREE MONTHS ENDED
                         June 30, 2000 and 1999
                               (Unaudited)

                                                 Three Months Ended
                                                       June 30,
                                                 ____________________
                                                                               2000         1999
                                                 _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $     -     $      -
                                                 _________  _________
          Total operating revenue                    -            -

Expenses:
     General and administrative                   (110,622)   (292,295)
                                                 _________   _________
          Operating loss                          (110,622)   (292,295)

Other income-
     Interest and other income                      20,659      19,684
                                                 _________   _________

          Net loss                              $  (89,963) $ (272,611)
                                                 _________   _________

Loss per share                                  $    (0.05) $    (0.15)

Weighted average common
     shares outstanding                           1,888,450   1,878,450

ACCUMULATED DEFICIT:
Beginning of period                            $(7,131,848) $(6,866,002)
                                                  _________   _________
End of Period                                   (7,221,811)  (7,138,613)

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION
                               CONSOLIDATED
               STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                         AND ACCUMULATED DEFICIT
                        FOR THE SIX MONTHS ENDED
                          June 30, 2000 and 1999
                               (Unaudited)

                                                   Six Months Ended
                                                       June 30,
                                                 ____________________
                                                                               2000         1999
                                                 _________  _________
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $   250,000  $ 250,000
                                                 _________  _________
          Total operating revenue                  250,000    250,000

Expenses:
     General and administrative                   (179,686)   (464,167)
                                                 _________   _________
          Operating income (loss)                   70,314    (214,167)

Other income-
     Interest and other income                      39,374      36,978
                                                 _________   _________

          Net income (loss)                     $  109,688  $ (177,189)
                                                 _________   _________

Income (loss) per share                         $     0.06  $    (0.09)

Weighted average common
     shares outstanding                          1,888,450   1,878,450

ACCUMULATED DEFICIT:
Beginning of period                            $(7,331,499) $(6,961,424)
                                                  _________   _________
End of Period                                   (7,221,811)  (7,138,613)

See Accompanying Notes to Financial Statements

                       GOLDEN CYCLE GOLD CORPORATION

                         STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                          June 30, 2000 and 1999
                                 (Unaudited)

                                                    2000          1999
                                                 __________    __________

Cash flows from operating activities:
     Net Income (loss)                          $   109,688   $  (177,189)
     Adjustments to reconcile net income to net
          cash provided by (used in)
          operating activities:
               Depreciation expense                   1,254         2,262
               Decrease in interest
                    receivable and other current
                    assets                            4,877        13,336
               Decrease in accounts payable
                    and accrued liabilities         (12,569)      (12,904)
                                                  __________    __________
                Net cash provided by
                         (used in) operating
                         activities                  103,250     (174,495)
                                                  __________    __________
Cash flows from investing activities:
     Decrease (increase) in short-term
          investments, net                          (202,056)      328,160
     Increase in other assets                                       (1,393)
     Disposal (purchases) of property and
          equipment, net                              (2,508)        5,182
                                                  __________    __________
                Net cash provided by (used in)
                         investing activities       (204,564)      331,949
                                                  __________     __________

                    Net increase (decrease) in
                      cash and cash equivalents     (101,314)       157,454

Cash and cash equivalents, beginning of period       152,581         13,734
                                                  __________     __________
Cash and cash equivalents, end of period          $   51,267     $  171,188

See Accompanying Notes to Financial Statements

                   GOLDEN CYCLE GOLD CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

GOLDEN CYCLE GOLD CORPORATION

        This Interim Report on Form 10-Q contains certain forward looking statements. Actual results could differ materially from those projected in the forward looking statements as a result of certain factors, described elsewhere herein, including but not limited to fluctuations in the market price of gold and uncertainties regarding the ability of the Joint Venture (as defined below) to operate profitably.

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

(2)  INVESTMENT IN JOINT VENTURE

        The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2000, the Company's share of accumulated unrecorded losses from the Joint Venture was $11,408,458.

(3)  EARNINGS PER SHARE

        Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period.
There are no dilutive securities outstanding in either period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

        The Company's principal mining investment and source of cash flows has been its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is AngloGold Colorado Corp. ("AngloGold", formerly Pikes Peak Mining Company), a wholly-owned subsidiary of AngloGold North America Inc., which is a wholly owned subsidiary of AngloGold Limited.

        The Company's rights and obligations relating to its Joint Venture interest are governed by the Joint Venture Agreement (the "Agreement"). The Joint Venture is currently, and for the foreseeable future will be, operating in the Initial Phase, as defined in the Agreement. In accordance with the Agreement, AngloGold manages the Joint Venture, and is required to finance all operations and capital expenditures during the Initial Phase.

        The Initial Phase will terminate after Initial Loans, as defined in the Agreement, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $184.1 million were outstanding at June 30, 2000. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

        Cash provided by operations during the six months ended June 30, 2000 was approximately $103,000 compared to cash used in operations of approximately $175,000 during the six months ended June 30, 1999. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 24, 2000. No further distributions are expected from the Joint Venture during the remainder of 2000.

        Cash provided by operations during the 2000 period increased from the 1999 period by approximately $278,000 primarily due to decreased general and administrative expenses.

        The Company's working capital was approximately $1,450,000 at June 30, 2000 compared to $1,473,000 at June 30, 1999. Working capital decreased by approximately $23,000 at June 30, 2000 compared to June 30, 1999. The decrease was primarily due to operating losses incurred during the third quarter of 1999.

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

Results of Operations

        The Company had net income, for the six months ended June 30, of approximately $110,000 in 2000, compared to net loss of approximately $177,000 in the 1999 period.

        The increase in net income for the first six months of 2000 compared with the corresponding period in 1999 was due to decreased general and administrative expenses and slightly increased interest revenue during the 2000 period.

        The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2000, the Company's share of accumulated unrecorded losses from the Joint Venture was $11,408,458.

        The Joint Venture incurred a net loss of approximately $4.1 million for the three months ended June 30, 2000 as compared to a net loss of $2.9 million for the corresponding period in 1999. The Joint Venture incurred a net loss of approximately $6.8 million for the six months ended June 30, 2000 as compared to a net loss of $4.8 million for the corresponding period in 1999. The Joint Venture recorded a net loss of $7.4 million for the year ended December 31, 1999 compared to a net losses of $11.8 million and $10.8 million for the years ended December 31, 1998 and 1997 respectively. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is near historically low levels and volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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


                         THE GOLDEN CYCLE GOLD CORPORATION
                                 (Registrant)




                           //s// R. Herbert Hampton
                           R. Herbert Hampton
                           President, C.E.O. and Treasurer
                           (as both a duly authorized officer of Registrant and as principal financial officer of Registrant)
August 10, 2000