Form 10-Q
period 2000-09-30
GOLDEN CYCLE GOLD CORP
filed 2000-11-15
CIK 719754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number 0-11226



                          GOLDEN CYCLE GOLD CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

               COLORADO                                  84-0630963
               --------                                  ----------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         Identification No.)

1515 South Tejon, Suite 201, Colorado Springs, Colorado        80906
-------------------------------------------------------        -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (719) 471-9013
                                                      --------------

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES XX NO .

Number of Shares outstanding at September 30, 2000:      1,888,450

PART I. - FINANCIAL INFORMATION

                         GOLDEN CYCLE GOLD CORPORATION
                         -----------------------------
                                  CONSOLIDATED
                                 BALANCE SHEETS

                                                         September 30,        December 31,
                                                             2000                1999
                                                          (unaudited)
                                                        ---------------      ---------------
Assets
--------------------------------------------------

Current assets:
    Cash and cash equivalents                          $        108,051     $        152,581
    Short-term investments                                    1,225,076            1,164,805
    Interest receivable and other current assets                 81,781               38,489
                                                         ---------------      ---------------
              Total current assets                            1,414,908            1,355,875

Note receivable from sale of water rights                       202,257              202,257
Assets held for sale - water rights (net)                       132,680              132,680
Property and equipment, at cost:
    Land                                                          2,025                2,025
    Mineral property development costs                                -                    -
    Furniture and fixtures                                        8,500                8,500
    Machinery and equipment                                      33,675               30,686
                                                         ---------------      ---------------
                                                                 44,200               41,211
         Less accumulated depreciation                          (29,452)             (33,144)
                                                         ---------------      ---------------
                                                                 14,748                8,067
Other assets                                                          -                    -
Investment in mining joint venture                                    -                    -
                                                         ---------------      ---------------
         Total assets                                  $      1,764,593     $      1,698,879
                                                         ===============      ===============

Liabilities and Shareholders' Equity
--------------------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities           $          6,475     $         14,078

Shareholders' equity:
    Authorized 3,500,000 shares;  issued
         and outstanding 1,888,450 shares                     7,116,604            7,116,604
    Additional paid-in capital                                1,927,736            1,927,736
    Accumulated comprehensive loss                              (28,040)             (28,040)
    Accumulated deficit                                      (7,258,182)          (7,331,499)
                                                         ---------------      ---------------

         Total shareholders' equity                           1,758,118            1,684,801
                                                         ---------------      ---------------

                                                       $      1,764,593     $      1,698,879
                                                         ===============      ===============



                          GOLDEN CYCLE GOLD CORPORATION
                          -----------------------------
                                  CONSOLIDATED
                  STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                  --------------------------------------------
                             AND ACCUMULATED DEFICIT
                             -----------------------
                       FOR THE THREE AND SIX MONTHS ENDED
                           September 30, 2000 and 1999
                                   (Unaudited)


                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                             ---------------------------------      ---------------------------------
                                                 2000               1999                 2000              1999
                                             --------------    ---------------      --------------    ---------------
Revenue:
      Distribution from mining
          joint venture in excess
          of carrying value                $             -   $              -     $       250,000   $        250,000
                                             --------------    ---------------      --------------    ---------------
          Total operating revenue                        -                  -             250,000            250,000

Expenses:
      General and administrative                   (63,761)          (135,666)           (243,447)          (599,833)
                                             --------------    ---------------      --------------    ---------------

          Operating income (loss)                  (63,761)          (135,666)              6,553           (349,833)

Other income -
      Interest and other income                     27,390             13,464              66,764             50,442

          Net income (loss)                $       (36,371)   $      (122,202)     $       73,317   $       (299,391)
                                             --------------    ---------------      --------------    ---------------

Income (loss) per share                    $         (0.02)   $         (0.07)     $          0.04  $          (0.16)
                                             ==============    ===============      ==============    ===============

Weighted average common
      shares outstanding                         1,888,450          1,878,450           1,888,450          1,878,450
                                             ==============    ===============      ==============    ===============

ACCUMULATED DEFICIT:

      Beginning of period                  $    (7,221,811)   $    (7,138,613)     $   (7,331,499)   $    (6,961,424)
                                             --------------    ---------------      --------------    ---------------

      End of period                             (7,258,182)        (7,260,815)         (7,258,182)        (7,260,815)
                                             ==============    ===============      ==============    ===============

                         GOLDEN CYCLE GOLD CORPORATION
                         -----------------------------
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                            FOR THE NINE MONTHS ENDED
                           September 30, 2000 and 1999
                                   (Unaudited)

                                                                             2000             1999
                                                                        --------------    -------------
Cash flows from operating activities:
      Net income (loss)                                               $        73,317   $     (299,391)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
              Depreciation expense                                             (3,692)           1,634
              Decrease in interest receivable
                  and other current assets                                    (43,292)          (6,669)
              Decrease in accounts payable
                  and accrued liabilities                                      (7,603)          (7,730)
                                                                        --------------    -------------
                  Net cash provided by (used in)
                       operating activities                                    18,730         (312,156)
                                                                        --------------    -------------

Cash flows from investing activities:
      Decrease (increase) in short-term investments, net                      (60,271)          441,427
      Exploration & development costs                                               -                -
      Increase in other assets                                                      -           (1,393)
      Disposal (purchases) of property and equipment, net                      (2,989)           3,673
                                                                        --------------    -------------
                  Net cash provided by (used in)
                       investing activities                                   (63,260)          443,707
                                                                        --------------    -------------

                  Net increase (decrease) in cash and
                       cash equivalents                                       (44,530)          131,551

Cash and cash equivalents, beginning of period                                152,581           13,734
                                                                        --------------    -------------

Cash and cash equivalents, end of period                              $       108,051   $      145,285
                                                                        ==============    =============


GOLDEN CYCLE GOLD CORPORATION
-----------------------------

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

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

(2)  INVESTMENT IN JOINT VENTURE

     The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of September 30, 2000, the Company's share of accumulated unrecorded losses from the Joint Venture was $11,938,458.

(3)  EARNINGS PER SHARE

     Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. There are no dilutive securities outstanding in either period.

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITIONS AND
---------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Liquidity and Capital Resources
-------------------------------

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

     The Initial Phase will terminate after Initial Loans, as defined in the Agreement, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $188.8 million were outstanding at September 30, 2000. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

     Cash provided by operations during the nine months ended September 30, 2000 was approximately $19,000 compared to cash used in operations of approximately

$312,000 during the nine months ended September 30, 1999. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 24, 2000. No further distributions are expected from the Joint Venture during the remainder of 2000.

     Cash provided by operations during the 2000 period increased from the 1999 period by approximately $331,000 primarily due to decreased general and administrative expenses.

     The Company's working capital was approximately $1,408,000 at September 30, 2000 compared to $1,348,000 at September 30, 1999. Working capital increased by approximately $60,000 at September 30, 2000 compared to September 30, 1999. The increase was primarily due to decreased general and administrative expenses.

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

Results of Operations
---------------------

     The Company had net income, for the nine months ended September 30, of approximately $73,000 in 2000, compared to net loss of approximately $299,000 in the 1999 period.

     The increase in net income for the first nine months of 2000 compared with the corresponding period in 1999 was due to decreased general and administrative expenses and increased interest revenue during the 2000 period.

     The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint

Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of September 30, 2000, the Company's share of accumulated unrecorded losses from the Joint Venture was $11,938,458.

     The Joint Venture incurred a net loss of approximately $2.6 million for the three months ended September 30, 2000 as compared to a net loss of $2.9 million for the corresponding period in 1999. The Joint Venture incurred a net loss of approximately $9.5 million for the nine months ended September 30, 2000 as compared to a net loss of $7.7 million for the corresponding period in 1999. The Joint Venture recorded a net loss of $7.4 million for the year ended December 31, 1999 compared to a net losses of $11.8 million and $10.8 million for the years ended December 31, 1998 and 1997 respectively. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is near historically low levels and volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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

         PART II - OTHER INFORMATION
         ---------------------------

         Item 1.  Legal Proceedings.

     The Sierra Club and the Mineral Policy Center served notice to the company in a letter dated September 27, 2000, of their intent to sue Cripple Creek & Victor Gold Mining Company (and potentially its joint venture partners, including the company) for alleged violations of the U. S. Clean Water Act. This Act provides that no court action can be brought for the 60-day period following service of this notice. This matter is being investigated to assess the allegations in the letter. Until the allegations in the notice (and in a complaint, if one is served) have been investigated, it is not possible to determine the merits of the allegations or the impact of an adverse decision.

         Item 2 through 4 are not being reported due to a lack of circumstances that require a response.

         Item 5.  Other Information.  None.

         Item 6.  Exhibits and Reports on Form 8-K.  None




                                   SIGNATURES
                                   ----------

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE GOLDEN CYCLE GOLD CORPORATION
                            ---------------------------------
                                      (Registrant)

                            ___________________________________
                            /s/ R. Herbert Hampton
                            President, C.E.O. and Treasurer
                            (as both a duly authorized officer of Registrant and and as principal officer of Registrant

November 8, 2000