Form 10-K
period 2000-12-31
GOLDEN CYCLE GOLD CORP
filed 2001-04-02
CIK 719754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
            For Annual and Transition Reports Pursuant to Sections
               13 or 15(d)of the Securities Exchange Act of 1934

(Mark One)
XX   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (para. 229.405 of this chapter) is not contained herein, andwill not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Disclosure contained herein Disclosure not contained herein XX

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,671,000. This calculation is based on the average of the bid and asked prices of the common stock on the Pacific Exchange on March 23, 2001.

The number of shares of the Registrant's Common Stock, outstanding as of March 23, 2001 was 1,888,450.

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

         As of December 31, 2000, the Company had 2 employees.

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

       The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the "Initial Loans") to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions. Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers. The audited Joint Venture financial statements reported that as of December 31, 2000, the Joint Venture had $187.5 million in Initial Loans payable to AngloGold. After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

         The Joint Venture recorded a net loss of $13.1 million for the year ended December 31, 2000 compared to net losses of $7.4 million and $11.8 million for the years ended December 31, 1999 and December 31, 1998 respectively. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently at historically low levels and volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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

2000 Operational Highlights
(The Manager provides the Company with detailed information on the activities and operations of the Joint Venture. The following description of the Joint Venture's operations is derived from information made available by the Manager, upon whom reliance is placed, together with information independently developed by the Company.)

     The Cresson Mine set another Joint Venture gold production record in 2000 of more than 247,600 troy ounces. CC&V reported that it continues to apply effective and modern exploration, development, mining and metallurgical techniques while emphasizing the protection of the environment throughout the area of operations.

     The unaudited gold ore reserve computation as of December 31, 2000 resulted in an increase in the total and recoverable troy ounces of gold contained in the proven and probable categories net of 2000 depletion.

Production

     2000 Joint Venture gold production increased for the fifth year in a row to 247,631 (1999 231,205) troy ounces and exceeded budget (246,441) by a little over 1,000 troy ounces. Total crusher production for the year was lower due to unscheduled maintenance requirements at 9.9 million tons (1999
10.6 million tons). Approximately 252,900 recoverable troy ounces of gold were placed on the Valley Leach Facility. The Cresson mine also produced 86,865 troy ounces of silver. On a daily basis, approximately 30,600 tons of ore and 48,600 tons of overburden or waste were mined, for an overall strip ratio of 1.59.

Revenue and Costs

     The Joint Venture sold 247,631 troy ounces of gold at an average price of approximately $278 per troy ounce producing total gold revenues of $68.9 million. The Joint Venture cash production costs increased to approximately $177.7 per troy ounce (approximately $167 per troy ounce in 1999) . The Joint Venture had operating costs of $62.9 million, including depreciation, depletion, and amortization (DD&A) of $18.9 million, and expensed exploration of approximately $1.0 million. Interest expense on the pre-production debt was approximately $19.4 million, resulting in a loss of $13.1 million. No profit was available for distribution to the venturers, although the Company did receive the Minimum Annual Distribution of $250,000, which will be recouped from future distributions due the Company.

Ore Reserves and Non-reserve Mineralization

     The Joint Venture is conducting continuing exploration and engineering feasibility work concerning future operations. These activities will serve to direct future exploration drilling programs as well as future development and project planning as part of its determination of the Joint Venture reserves.

     Each year CC&V models its gold ore reserves to incorporate the results of its exploration program, new geologic information, revised metallurgical recoveries, revised gold price, new geotechnical data, new pit designs, new operating costs and/or allowances for 2000 depletion. The ore reserves and mineral resources shown for 2000 were modeled using a $300 gold price and a
0.006 ounce per ton (opt) recoverable cutoff grade. The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (Independent Mining Consultants, Inc., Mine Reserve Associates, Inc., Mineral Resource Development Associates, Inc., and Mine Development Associates, Inc.) and are given to conform with acceptable industry standards. The ore reserves are shown on the table below.

The Unaudited CC&V Ore Reserve Estimate as of December 31, 2000*
               Cripple Creek / Victor District

                  Ore       Troy     Contained     Recoverable
                  Tons     Ounces      Ounces        Ounces **
                (x1,000)   per ton     (troy)        (troy)
                ________  _________  ____________  ____________

Proven           100,522     0.033      3,317,000    1,983,000
Probable          72,259     0.026      1,845,000    1,217,000
                ________  _________  ____________  ____________

Total Reserves   172,781     0.030      5,162,000    3,200,000
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

         The above estimates are based upon drill data and are a combination of "proven" and "probable" reserves. The classifications of proven and probable are taken from the Securities and Exchange Commission's Industry Guide 7.

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

         A comparison with the December 25, 1999, ore reserve is shown below.

               Changes in CC&V Gold Ore Reserves
                    (proved plus probable)
             December 25, 2000 vs December 25, 1999

                 Ore      Troy      Contained     Recoverable
                 Tons     Ounces      Ounces        Ounces
                (000's)   Per Ton     (Troy)        (Troy)
Total          ________  _________  ____________  ____________
     2000      172,781     0.030     5,162,000    3,200,000
     1999      169,041     0.029     4,878,000    3,115,000
              ________  _________  ____________  ____________

                +3,740              +  284,000      +85,000
              ________  _________  ____________  ____________

     In addition to the estimation of ore reserves, CC&V models other mineralized material which is additional to its ore reserves. During 1999 CC&V adopted the guidelines used by the Australasian Code for reporting identified mineral resources and ore reserves as proposed by the Joint Ore Reserve Committee of the Australasian Institute of Mining and Metallurgy, the Australian Institute of Geoscientists and the Minerals Council of Australia. The results of CC&V's estimation of non-reserve mineralization is shown in the table below:

                   CC&V Non-reserve Mineral Resources
                          December 25, 2000

                    Ore        Troy      Contained    Recoverable
                    Tons      Ounces       Ounces        Ounces
                   (000's)    Per Ton      (Troy)        (Troy)
                   ________  _________  ____________  ____________

Measured Resources   70,287     0.022      1,539,000      802,000
Indicated Resources  47,892     0.018        882,000      529,000
                   ________  _________  ____________  ____________

  Total (Measured
   Plus Indicated
   Resources)       118,179     0.020      2,421,000    1,331,000
                   ________  _________  ____________  ____________

Inferred Resources
  (additional to
   the measured
   and indicated
   resources)        89,667     0.027      2,382,000    1,348,000
                   ________  _________  ____________  ____________
Total Resources     207,846     0.023      4,803,000    2,679,000

         While this ore reserve offers encouraging long-term prospects, it should not be interpreted to mean that there will be distributions to Golden Cycle Gold Corporation from CC&V in excess of the Minimum Annual Distribution of US$250,000 for the foreseeable future.

         Environmental Reclamation

         As a leader in high-altitude, semiarid, cold-weather, year-round leaching, CC&V has developed an effective environmental protection and reclamation plan.Ongoing compliance with federal and state regulations includes seismic, fugitive dust, and noise monitoring for the operation's meeting applicable standards for ground and surface water; monitoring rain and snow fall, water and air emissions.

         Reclamation has continued since 1992. Reclamation is undertaken to support post mining land use for wild life, including elk. Work continued in 2000 on the detoxification of the Victor leach pad with a view to its eventual closure and final reclamation.

         Employment

         AngloGold provides the work force required by the Joint Venture, which has no employees. Employment related to the Joint Venture decreased to 274 at December 31, 2000, down from 277 at December 31, 1999. The reduced staff was primarily as a result of on going cost reduction efforts for the mine.

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

         Distribution of Proceeds and Other Financial Aspects

         The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 2001. Subsequent payments of the same amount are scheduled to be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining. The payments made on January 15, 1994 and subsequent annual payments constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of net proceeds. After recovery by the Manager of these advances, if the Company's share (20% in the Initial Phase) of Net Proceeds exceeds the applicable Minimum Annual Distribution after recouping any advanced distributions, the larger amount will be distributed to the Company. The Joint Venture recorded a net loss of $13.1 million for the year ended December 31, 2000.

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

     As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company has not recorded its share of the Joint Venture net loss for the 2000 period ($2,629,000), 1999 period ($1,478,000), 1998 period ($2,363,600), 1997 period ($2,168,800), nor its share of the Joint Venture's net income for the 1996 period ($386,000), and did not record its share of the Joint Venture's losses in 1995, 1994 and 1993 ($730,800, $1,870,000 and $1,707,600 respectively). The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($12,666,858 as of December 31, 2000) are recovered.

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

         First Supplemental Agreement to the BGA

         Phase I of the exploration effort on the five SAR claims was completed in May 1998. This effort consisted of geological mapping, grid soil sampling and analysis, and stream sediment and water analysis. This work indicates the presence of sizable areas interpreted to be anomalous gold concentrations.
These must be further tested through trenching, tunneling and drilling to properly evaluate the gold potential. The Phase II exploration could not be carried out as the old leased claims have not as of this date been awarded the Mineral Production Sharing Agreement (MPSA) as required by the 1995 Philippine Mining Law. Thus, all work on this project has been placed on a standby basis until the MPSA is awarded to the claim owner. The Company expects to expend approximately $6,000 during 2001 to maintain GCPI on a standby status.

     OTHER OPPORTUNITIES

     The Company will increase its efforts, during 2001, in its search for
new opportunities in the mineral industry throughout North America.   The
Company has engaged a consultant, Mr. Gustafson, to search for new opportunities, evaluate these opportunities and recommend viable, economic, mineral deposits for exploration and development activities. Mr. Donald L. Gustafson has over 35 years experience in mineral exploration and management, including exploration, development and operations, in the United States, the South Pacific, Africa, Asia and South and Central America. Mr. Gustafson worked for the Anaconda Company for 10 years in porphyry copper/molybdenum exploration and as an operating mine geologist. Previous work experience also includes 10 years at Homestake Mining Company, where he spent six years as Manager, Deposit Development. While at Homestake, Mr. Gustafson developed the exploration concept that led to the discovery of Homestake's McLaughlin Gold Mine in northern California, a 4 million ounce open-pit deposit. He managed the exploration and development stages of this discovery including up to 60 personnel and a $25 million budget over four years. Mr. Gustafson then spent five years at Homestake International Minerals as Vice President and Director, Exploration conducting international exploration activities. The past eleven years have been spent as a consulting geologist providing consulting services for industry and government agencies, both domestically and internationally, in project generation and evaluation. Mr. Gustafson has a proven track record of success in generation and development of viable, economic mineral deposits. He obtained a Bachelor of Arts degree in Geology and Mineralogy and a Master of Science in Geology from the University of Colorado.

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

         From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States. It is estimated that approximately
21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation. The Joint Venture has added about 1.45 million troy ounces of gold production to this total during the period 1985 through 2000. The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle. Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts and workings are unsuitable for current operation without substantial rehabilitation. The Joint Venture is not currently and does not anticipate, operating underground.

         Oil and Gas Properties

         The oil and gas properties of the Company are comprised of approximately 7,300 acres of mineral rights in the Penrose Area of Fremont County, Colorado. There is no evidence of successful oil and gas development nearby, with the exception of the Florence, Colorado area. Florence was the site of the first producing wells in Colorado in the 1860's and the area is still producing on a limited scale today. Several years ago, interest was shown in leasing very large acreages of state land about 50 to70 miles east of the Company's land. No development of that area is visible at this time, nor is it expected in the forseeable future. The oil and gas properties have no carrying value for balance sheet purposes.

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

         In December 1996, the sale of the first 125 acre feet of water for the minimum price of $312,500 was completed. Approximately 75% of the purchase price was paid by the City of Cripple Creek through delivery of a promissory note bearing interest at the rate of 8%, interest and principal payable in annual installments through 2001 with the installment calculated on the basis of a 15 year term, with the balance of the principal payable at the end of 2001. The sale of all or a portion of the remaining acre feet subject to the agreement will be completed if and when the Water Court approves such transfer. The Company expects the agreement will be brought before the Water Court during 2001.

ITEM 3.  LEGAL PROCEEDINGS

     The Sierra Club and Mineral Policy Center served notice to the Company in a letter dated September 27, 2000 of their intent to sue Cripple Creek & Victor Gold Mining Company (CC&V) and potentially its joint venture partners, including the Company, for alleged violations of the U.S. Clean Water Act. This Act provides that no court action can be brought for the 60-day period following the service of this notice. On November 27, 2000, the 60-day period expired and Sierra Club and Mineral Policy Center filed a complaint in U.S. District Court for the District of Colorado against CC&V and its joint venture partners, including the Company. The complaint was served on the Company on March 13, 2001. The parties have been in settlement discussions since receipt of the notice of intent to determine if there is an amicable means of settling the lawsuit. Failing an amicable resolution, CC&V and the named defendants, including the Company, believe that activities at the project are in full compliance with the Clean Water Act and will vigorously defend against this lawsuit. As of March 26, 2001, the Company is unable to reasonably estimate the possible cost associated with these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
     MATTERS

     Market Information

     The Company's Common Stock has been listed and traded on the Pacific Exchange since 1987 (except during the period from July 6, 1994 to August 30,
1994), and from July 1, 1983 until June 30, 1992 was quoted on NASDAQ. The Company's trading symbol is GCC on the Pacific Exchange. The following table shows the high and low bid price per share on the Pacific Exchange for each calendar quarter since January 1, 1999.

Price Range For:                             HI                LOW
_________________________________         __________        __________
Quarter ended December 31, 2000             6 .56             4 .56
Quarter ended September 30, 2000            6 .56             5
Quarter ended June 30, 2000                 6 .56             5
Quarter ended March 31, 2000                6 .56             5
Quarter ended December 31, 1999             7                 6
Quarter ended September 30, 1999            7 -1/4            5 -3/4
Quarter ended June 30, 1999                13                 6 -7/8
Quarter ended March 31, 1999               12 -1/2            6 -7/8

         Bid prices are between dealers and do not include mark-ups, mark-downs, or commissions, nor do they necessarily represent actual transactions.

Holders of the Company's Common Stock
         The number of holders of record of the Company's Common Stock as of March 23, 2001 was 946. The number of beneficial owners for whom shares are held in "street name" as of March 23, 2001 is believed to be more than 500.

Dividends
         The Company has not paid any dividends. The Company does not anticipate the payment of any dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

                          1999      1998     1997      1996      1995
                        _________ _________ ________ _________ _________

Revenues  (1)           $ 250,000 $ 250,000 $250,000 $ 250,000 $ 250,000

Other Income              105,000    81,000  113,000   124,000   346,000

Expenses                  321,000   701,000  772,000   667,000   452,000

Share of Mining Joint
Venture losses  (2)           -         -        -         -     -
Net Profit (Loss)         34,000  (370,000)(409,000)  (293,000)   144,000

Net Profit (Loss)
     Per Share               .02     (0.20)  (0.22)     (0.16)       0.08

Total Assets            1,727,000 1,699,000 2,042,000 2,427,000  2,743,000

Long term obligations         -         -         -        -         -

(1) Revenues are comprised of the Minimum Annual Distribution. See Management's Discussion and Analysis below, and Notes 1 and 5 to the financial statements for a description of the accounting for the Minimum Annual Distribution.

(2) The Joint Venture recorded net loss of $13.1 million for the year ended December 31, 2000. The Company has not recorded its share of the Joint Venture net loss for the 2000 period ($2,629,000), 1999 period ($1,478,000), or 1998 period ($2,363,600) because its Joint Venture investment balance was reduced to zero in 1992. The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($12,666,858 as of December 31, 2000) are recovered. See Management's Discussion and Analysis below, and Notes 1 and 5 to the financial statements.

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

         The Company's working capital was $1,381,000 at December 31, 2000 compared to $1,342,000 at December 31, 1999. Cash used in operations was $2,000 in 2000 compared to $358,000 during 1999. The decrease in cash used in operations during 2000 was primarily due to decreased general and administrative expenses.

         Working capital increased by approximately $39,000 at December 31, 2000 compared to December 31, 1999. The increase was primarily due to increase in interest receivable and other current assets.

         Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the currentlevel for the coming year, barring unforeseen events. Although there can be no assurance, the Company anticipates the closure of its sale of certain Water Rights to the City of Cripple Creek during the year 2001 which will provide additional working capital. The Company anticipates that its Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner. If opportunities to economically pursue or expand Philippine operations, or any other opportunity discussed above (see
Item 1, Other Opportunities) are available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be derived from the properties.

         Results of Operations

     The Company reported a net income of $34,000 for the year ended December 31, 2000 as compared to net losses of approximately $370,000 and $409,000 for 1999 and 1998, respectively. The improvement from net loss in 1999 to net income in 2000, and the improvement in net loss in 1999 compared to 1998 was due primarily to reduced general and administrative expenses and increased interest revenue during 2000.

         The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company has not recorded its share of Joint Venture income or losses incurred subsequent to the reduction of its investment balance to zero in 1992. The Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of December 31, 2000, the Company's accumulated unrecorded losses from the Joint Venture are $12,666,858.

         The Joint Venture recorded net loss of $13.1 million for the year ended December 31, 2000 compared to net losses of $7.4, $11.8 and $10.8 million and net income of $1.9 million for the years ended December 31, 1999, 1998, 1997 and 1996, respectively. (See Distribution of Proceeds and Other Financial Aspects, page 11.)

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

         *Information regarding items 10 through 13 has been omitted from this report because the Company intends to file, on or before April 30, 2001, a definitive Proxy Statement pursuant to Regulation 14A, containing the information required by those items, which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements                                                        Page

Financial Statements of the Registrant:

     Independent Auditors' Report, KPMG LLP                                   18

         Consolidated Balance Sheets, December 31, 2000 and 1999              19

         Consolidated Statements of Operations for the Years
               Ended December 31, 2000, 1999 and 1998                         20

         Consolidated Statements of Shareholders' Equity for the
       Years Ended December 31, 2000, 1999 and 1998                           21

         Consolidated Statements of Cash Flows for the Years
               Ended December 31, 2000, 1999 and 1998                         22

         Notes to Consolidated Financial Statements                           23

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

Reports on Form 8-K
     No reports on Form 8-K were filed during the fourth quarter of 2000.

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

Date: March 26, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Orville E. Anderson
___________________________________             March 26, 2001
Orville E. Anderson, Director                   Date

/s/ Melvin L. Cooper
___________________________________             March 26, 2001
Melvin L. Cooper, Director                      Date

/s/ Rex H. Hampton
___________________________________             March 26, 2001
Rex H. Hampton, Director                        Date

/s/ Frank M. Orrell
___________________________________             March 26, 2001
Frank M. Orrell, Director                       Date

                                   Independent Auditors' Report


The Shareholders and Board of Directors
Golden Cycle Gold Corporation:

We have audited the accompanying consolidated balance sheets of Golden Cycle Gold Corporation and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                    KPMG LLP


Denver, Colorado
February 23, 2001

                  GOLDEN CYCLE GOLD CORPORATION
                         AND SUBSIDIARY

                   Consolidated Balance Sheets

                   December 31, 2000 and 1999

Assets                                                2000        1999
_______________________________________             _________   _________
Current assets:
     Cash and cash equivalents                    $    91,591     152,581
     Short-term investments (note 2)                1,226,100   1,164,805
     Interest receivable and other current assets      72,853      38,489
     Note receivable from sale of water
          rights (note 3)                             190,156     202,257

                                                    _________   _________
          Total current assets                      1,580,700   1,558,132

Assets held for sale - water rights (note 3)          132,680     132,680

Property and equipment, at cost
     Land                                               2,025       2,025
     Furniture and fixtures                             8,014       8,500
     Machinery and equipment                           33,225      30,686
                                                     _________   _________
                                                       43,264      41,211
     Less accumulated depreciation and depletion      (30,114)    (33,144)
                                                     _________   _________
                                                       13,150       8,067
                                                     _________   _________
                                                   $ 1,726,530   1,698,879
                                                     =========   =========

Liabilities and Shareholders' Equity
_______________________________________
Current liabilities -
     accounts payable and accrued liabilities      $     9,790       14,078

Shareholders' equity (note 7):
     Common stock, no par value.  Authorized
     3,500,000 shares;  issued and outstanding
     1,888,450 shares in 2000 and 1999               7,116,604     7,116,604
     Additional paid-in capital                      1,927,736     1,927,736
     Accumulated deficit                            (7,297,167)   (7,331,499)
     Accumulated other comprehensive loss -
       foreign currency translation adjustment         (30,433)      (28,040)
                                                      _________    _________
               Total shareholders' equity             1,716,740    1,684,801
Commitments and contingencies (note 8)
                                                      _________    _________
                                                    $ 1,726,530    1,698,879
                                                      =========    =========

See accompanying notes to consolidated financial statements.

                     GOLDEN CYCLE GOLD CORPORATION
                           AND SUBSIDIARY
                  Consolidated Statements of Operations

               Years Ended December 31, 2000, 1999 and 1998
                                                   2000      1999      1998
Revenue
     Distributions from mining joint venture in
          excess of carrying value (note 5)     $ 250,000   250,000   250,000

Expenses:
     General and administrative                   300,955   697,849    552,900
     Depreciation expense                           2,424     2,673      2,552
     Exploration expense                           16,931       -      108,522
     Write-down of mineral property
          development costs (note 4)                  -         -      108,545
                                                _________   _________  _________
                                                  320,310   700,522    772,519
                                                _________   _________  _________
          Operating loss                          (70,310)  (450,522)  (522,519)

Other income (expense):
     Interest and other income                    104,662    82,155    113,459
     Loss on disposal of assets                      (20)   (1,708)      (339)
                                                _________   _________  _________
                                                  104,642    80,447    113,120
                                                _________   _________  _________
          Net income (loss)                     $  34,332   (370,075)  (409,399)
                                                 ========    ========   ========
Basic and diluted earnings (loss) per share     $    0.02      (0.20)     (0.22)
                                                     ===         ===       ===
Basic and diluted weighted average shares
     outstanding                                1,888,450   1,879,916  1,871,739
                                                =========   =========  =========

See accompanying notes to consolidated financial statements.

                    GOLDEN CYCLE GOLD CORPORATION
                          AND SUBSIDIARY
             Consolidated Statements of Shareholders' Equity

              Years Ended December 31, 2000, 1999, and 1998

                                              Additional
                            Common stock        paid-in  Accumulated
                         ____________________
                          Shares      Amount    capital    deficit     Total
                         ________    ________   ________   ________   ________

Balance at
     December 31, 1997   1,870,050   7,051,954  1,927,736  (6,552,025) 2,399,764

Net loss                       -           -          -      (409,399) (409,399)
Foreign currency
     translation adjustment    -           -          -          -        727
                                                                        ________
Comprehensive loss                                                     (408,672)
Stock options exercised      8,400      34,650        -           -      34,650
                          ________    ________   ________    ________   ________
Balance at
     December 31, 1998   1,878,450   7,086,604  1,927,736  (6,961,424) 2,025,742

Net loss                       -           -          -      (370,075) (370,075)
Foreign currency
     translation adjustment    -           -          -          -         (866)
                                                                        ________
Comprehensive loss                                                     (370,941)
Stock options exercised     10,000      30,000        -           -      30,000
                          ________    ________   ________    ________   ________
Balance at
     December 31, 1999   1,888,450   7,116,604  1,927,736  (7,311,499) 1,684,801
Net income                     -           -          -        34,332     34,332
Foreign currency
     translation adjustment    -           -          -          -       (2,393)
                                                                        ________
Comprehensive income                                                     31,939
                          ________    ________   ________    ________   ________
Balance at
     December 31, 2000   1,888,450   7,116,604  1,927,736  (7,297,167) 1,716,740
                         =========   =========  =========   =========  =========

See accompanying notes to consolidated financial statements.

                     GOLDEN CYCLE GOLD CORPORATION
                            AND SUBSIDIARY
                 Consolidated Statements of Cash Flows

              Years Ended December 31, 2000, 1999 and 1998

                                                2000       1999        1998
                                              _______     _______     _______
Cash flows from operating activities:
     Net income (loss)                      $  34,332    (370,075)    (409,399)
     Adjustments to reconcile net income
          (loss) to net cash used in
          operating activities:
               Depreciation expense             2,424      2,673        2,552
               Loss on disposal of
                    Assets                         20      1,708          339
               Write-down of mineral property
                    development costs              -         -        108,545
               Decrease (increase) in interest
                    receivable and other
                    current assets             (34,364)     9,910     (16,463)
               Decrease in accounts
                    payable and
                    accrued liabilities        (4,288)     (1,948)     (11,326)
                                               _______     _______     _______
               Net cash used in operating
                    activities                  (1,876)   (357,732)   (325,752)
                                               _______     _______     _______

Cash flows from investing activities:
     (Increase) decrease in short-term
          investments, net                      (61,295)   444,066    328,865
     Mineral property development costs             -          -      (45,806)
     Decrease in other assets                       -        1,025      4,369
     Proceeds from sale of assets                 1,035     14,701      1,184
     Collection of note receivable               12,101     10,417      9,645
     Purchases of property and equipment, net    (8,562)    (2,764)    (4,674)
                                                _______     _______    _______
                Net cash provided by
                     investing activities       (56,721)    467,445    293,583
                                                _______     _______    _______
Cash flows provided by (used in) financing
     activities -
     proceeds from issuance of common
           stock, net of offering costs             -         30,000     34,650
                                                 _______      _______   _______

Effect of exchange rate changes on cash          (2,393)        (866)      158
                                                 _______      _______   _______

                Net increase (decrease) in
                     cash and cash equivalents   (60,990)     138,847    2,639

Cash and cash equivalents, beginning of year     152,581       13,734   11,095
                                                 _______      _______   _______
Cash and cash equivalents, end of year         $  91,591      152,581   13,734
                                                  ======      =======   ======
Supplemental disclosure of cash flow information:
     Cash paid for interest                    $     -            -        -
                                                  ======       ======   ======

     Cash paid for income taxes                $     -            -        -
                                                  ======       ======   ======

See accompanying notes to consolidated financial statements.

                GOLDEN CYCLE GOLD CORPORATION
                         AND SUBSIDARY

          Notes to Consolidated Financial Statements

                   December 31, 2000 and 1999

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

                       December 31, 2000 and 1999



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

(2)      Short-Term Investments
The amortized cost of U.S. Treasury Bills, which approximates fair value, at December 31, 2000 and 1999 was $0 and $196,266, respectively. The Company held certificates of deposit of $1,226,100 and $968,539 at December 31, 2000 and 1999, respectively. All certificates of deposit held at December 31, 2000 mature within one year.

                    GOLDEN CYCLE GOLD CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999

(3)      Notes Receivable and Assets Held for Sale
The Company owns certain water rights in Fremont County, Colorado, which are under a contract for sale pending regulatory approval. A sale of a portion of the water rights to the City of Cripple Creek for $312,500 closed on December 31, 1996. The Company received cash of $70,000 and a promissory note in the amount of $242,500. The promissory note is payable in equal payments of $28,331 annually, including interest, commencing on December 19, 1997 until December 19, 2001, at which time the remaining principal balance, together with accrued interest is due and payable.

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

(5)      Investment in Mining Joint Venture
The Company owns an interest in the Joint Venture with AngloGold Colorado (AngloGold). AngloGold manages the Joint Venture. The Joint Venture conducts exploration, development and mining of certain properties in the Cripple Creek Mining District, Teller County, Colorado. The Joint Venture owns or controls surface and/or mineral rights in the Cripple Creek Mining District, certain portions of which are being actively explored and developed.

The Joint Venture Agreement, as amended, generally requires AngloGold to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase, as defined, that will terminate when Initial Loans, as defined, have been repaid and when $58 million of Net Proceeds, as defined, has been distributed 80% to AngloGold and 20% to the Company. As of December 31, 2000, Initial Loans were approximately $187 million and no Net Proceeds have been distributed. Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase, the Joint Venture will distribute metal in kind, 67% to AngloGold and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company's future share of Net Proceeds, if any.

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

                     GOLDEN CYCLE GOLD CORPORATION
                             AND SUBSIDARY

              Notes to Consolidated Financial Statements

                      December 31, 2000 and 1999


The Company's share of 2000 Joint Venture losses which have not been recorded in its consolidated financial statements is $2,628,600. The Company's share of the 1999 and 1998 Joint Venture losses, which have not been recorded in its consolidated financial statements, is $1,478,000 and $2,364,000, respectively. As of December 31, 2000, the Company's accumulated unrecorded losses from the Joint Venture are $12,666,858.

The condensed balance sheets of the Joint Venture as of December 31, 2000 and 1999 are summarized as follows:

                                                 2000              1999
                                                _______          _______
                                                      (in thousands)
Assets
_________________________________
Inventory                                   $    33,236           29,789
Other current assets                              2,267            3,079
                                                _______          _______
          Total current assets                   35,503           32,868

Fixed assets and mine development costs         144,527          141,759
                                                _______          _______
          Total assets                      $   180,030          174,627
                                                =======          =======
Liabilities and Venturers' Equity
_________________________________
Current liabilities                         $    12,878           13,088
Payable to AngloGold                            187,469          168,087
Capital lease obligations                           265            2,181
Accrued reclamation costs                        13,378           11,838
                                                _______          _______
          Total liabilities                     213,990          195,194

Venturers' deficit                              (33,960)         (20,567)
                                                _______           _______
          Total liabilities and venturers'
               equity                        $  180,030           174,627
                                                =======           =======

The condensed statements of operations of the Joint Venture for each of the years in the three-year period ended December 31, 2000 are summarized as follows:

                                          2000        1999       1998
                                         _______     _______    _______
                                                  (in thousands)
Revenue                              $    68,877     63,704      67,507
Operating expenses                       (63,894)   (57,666)    (63,840)
Interest expense                         (19,442)   (15,605)    (15,263)
Other income (expense)                     1,316      2,177        (222)
                                         _______      _______    _______
Net loss                             $   (13,143)    (7,390)    (11,818)
                                         =======      =======    =======

                      GOLDEN CYCLE GOLD CORPORATION
                              AND SUBSIDARY

                 Notes to Consolidated Financial Statements

                       December 31, 2000 and 1999



(6)      Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 and 1999 are presented below:

                                                     2000            1999
                                                   ________        ________
Deferred tax assets:
     Net operating loss carryforwards            $  589,000         602,000
     Provisions for asset impairments, related
         to assets held for sale                    140,000         140,000
                                                   ________        ________
                                                    729,000         742,000
          Valuation allowance                      (729,000)       (742,000)
                                                    ________        ________
                    Net deferred tax asset        $     -               -
                                                    ========        ========

At December 31, 2000, the Company has net operating loss carryforwards for income tax purposes of approximately $1,570,000 which expire beginning in 2011 through 2020.

The Company has not recorded an income tax benefit in 2000 or 1999 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

 (7)     Common Stock Options

Prior to 1992, certain officers, directors and employees were granted options to acquire 15,000 shares of common stock, at the discretion of the Company's Board of Directors. As of December 31, 2000, 6,000 of these options were outstanding and exercisable. The exercise price of the options was based upon the market value of the common stock on the date of the grant. Such options expire ten years from the date of the grant.

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

                      GOLDEN CYCLE GOLD CORPORATION
                              AND SUBSIDARY

                 Notes to Consolidated Financial Statements

                       December 31, 2000 and 1999

Changes in stock options for each of the years in the three-year period ended December 31, 2000 are as follows:

                                                                 Weighted
                                           Option price      average exercise
                                 Shares      per share             price
                                 _______    ___________          _________
Outstanding and exercisable at
     December 31, 1997           190,000      3.00 - 11.00            8.27
     Granted                      30,000         7.75                 7.75
     Exercised                    (8,400)        4.125                4.125
     Expired                     (31,600)     4,125 - 11.00           7.49
                                 _______
Outstanding and exercisable at
     December 31, 1998           180,000      3.00 - 11.00            8.72
     Granted                      45,000         7.50                 7.50
     Exercised                   (10,000)        3.00                 3.00
     Expired                     (15,000)     3.00 - 10.75            8.17
                                 _______
Outstanding and exercisable at
     December 31, 1999           200,000      6.625 - 11.00           8.78
     Granted                      25,000         5.9375               5.9375
     Expired                     (70,000)     7.50 - 11.00            8.64
                                 _______    ___________          _________
Outstanding and exercisable at
     December 31, 2000           155,000      5.9375 - 11.00          8.40
                                  _______

The weighted average remaining term of options outstanding was 6.1 and 6.9 years at December 31, 2000 and 1999, respectively.

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

                                   2000       1999       1998
                                 _______     _______    _______
Net Income (loss):
     As reported              $   34,332    (370,075)  (409,399)
     Pro forma                  (111,668)   (706,117)  (639,913)

Basic and diluted earnings (loss) per share:
     As reported                   0.02       (0.20)      (0.22)
     Pro forma                    (0.06)      (0.38)      (0.34)

                     GOLDEN CYCLE GOLD CORPORATION
                             AND SUBSIDARY

                Notes to Consolidated Financial Statements

                       December 31, 2000 and 1999

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

                                               Risk-free  Expected    Fair
                         Dividend   Expected    interest    life      value
                                                  rate                 of
                          yield    volatility     range   (in years)  option
                         ________   ________    ________   ________  ________
Options granted in 1998     0         160%        5.59        10    $   7.68
Options granted in 1999     0         175%        5.82        10        7.47
Options granted in 2000     0         145%        6.26%       10        5.84

The Black-Scholes option-pricing model provides a mathematical calculation of fair value using the variables above which the Company does not believe represents the fair value in an exchange transaction between unrelated parties.

(8)      Commitments and Contingencies
The Company has a three-year employment contract with its president that pays an annual salary of $75,000, adjusted annually by the consumer price index, and expires on June 1, 2002. The Company also has a noncancellable lease agreement for office space which requires annual lease payments of $10,200 and expires in July 2001.

The Sierra Club and Mineral Policy Center served notice to the Company in a letter dated September 27, 2000 of their intent to sue Cripple Creek & Victor Gold Mining Company (CC&V) and potentially its joint venture partners, including the Company, for alleged violations of the U. S. Clean Water Act. This Act provides that no court action can be brought for the 60-day period following the service of this notice. On November 27, 2000, the 60-day period expired and Sierra Club and Mineral Policy Center filed a complaint in U.S. District Court for the District of Colorado against CC&V and its joint venture partners, including the Company. The complaint was served on the Company on March 13, 2001. The parties have been in settlement discussions since receipt of the notice of intent to determine if there is an amicable means of settling the lawsuit. Failing an amicable resolution, CC&V and the named defendants, including the Company, believe that activities at the project are in full compliance with the Clean Water Act and will vigorously defend against this lawsuit.

As of February 23, 2001, the Company is unable to reasonably estimate the possible cost associated with these matters.

                    Consent of Independent Auditors


The Board of Directors
Golden Cycle Gold Corporation:

We consent to incorporation by reference in the registration statements
(Nos. 33-47877 and 333-12245) on Form S-3 and (Nos. 33-62952 and 333-26975)
on Form S-8 of Golden Cycle Gold Corporation of our report dated February 23, 2001, relating to the consolidated balance sheets of Golden Cycle Gold Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of Golden Cycle Gold Corporation.




                                 KPMG LLP


Denver, Colorado
March 30, 2001