Form 10-Q
period 2001-03-31
GOLDEN CYCLE GOLD CORP
filed 2001-05-15
CIK 719754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

                         Commission file number 0-11226


                       GOLDEN CYCLE GOLD CORPORATION
          (Exact name of registrant as specified in its charter)

              COLORADO                                  84-0630963
(State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)              Identification No.)

1515 South Tejon, Suite 201,
Colorado Springs, Colorado                            80906
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (719) 471-9013
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days.  YES  X       NO
                                                   ---         ---

Number of Shares outstanding at March 31, 2001:      1,888,450

PART I. - FINANCIAL INFORMATION

                   GOLDEN CYCLE GOLD CORPORATION

                           BALANCE SHEETS

                                                March 31,      December 31,
                                                  2001             2000
                                               (Unaudited)
                                                 ---------      ---------
Assets
-----------------------------------------
Current assets:
     Cash and cash equivalents                 $   178,351     $    91,591
     Short-term investments                      1,323,164       1,226,100
     Interest receivable and other
          current assets                            61,811          72,853
     Note receivable from sale
          of water rights                          190,156         190,156
                                                 ---------       ---------

               Total current assets              1,753,482       1,580,700

Assets held for sale (net)                         132,680         132,680
Property and equipment, at cost:
     Land                                            2,025           2,025
     Furniture and fixtures                          8,014           8,014
     Machinery and equipment                        33,225          33,225
                                                 ---------       ---------
                                                    43,264          43,264
          Less accumulated depreciation            (30,741)        (30,114)
                                                 ---------       ---------
                                                    12,523          13,150
Investment in mining joint venture (Note 2)            -               -
                                                 ---------       ---------
          Total assets                         $ 1,898,685     $ 1,726,530


Liabilities and Shareholders' Equity
-----------------------------------------

Accounts payable and accrued liabilities       $       455     $     9,790

Shareholders' equity:
     Common Stock - no par value.
          Authorized 3,500,000 shares;
          issued and outstanding
          1,888,450 shares                       7,116,604       7,116,604
     Additional paid-in capital                  1,927,736       1,927,736
     Accumulated deficit                        (7,115,677)     (7,297,167)
     Accumulated comprehensive loss                (30,433)        (30,433)
                                                 ---------       ---------
Total shareholders' equity                       1,898,230       1,716,740
                                                 ---------       ---------
                                               $ 1,898,685     $ 1,726,530
See Accompanying Notes to Financial Statements

                          GOLDEN CYCLE GOLD CORPORATION
                               CONSOLIDATED
               STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                             AND ACCUMULATED DEFICIT
                   FOR THE THREE MONTHS ENDED
                             March 31, 2001 and 2000
                                   (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                 --------------------
                                                   2001         2000
                                                 ---------  ---------
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                       $   250,000  $ 250,000
                                                 ---------  ---------
          Total operating revenue                  250,000    250,000

Expenses:
     General and administrative                    (92,018)   (69,064)
                                                 ---------   ---------
          Operating income                         157,982     180,936

Other income-
     Interest and other income                      23,508      18,715
                                                 ---------   ---------

          Net income                             $ 181,490  $  199,651
                                                 ---------   ---------

Income per share                                 $    0.10  $     0.11

Weighted average common
     shares outstanding                          1,888,450   1,888,450

ACCUMULATED DEFICIT:
Beginning of period                            $(7,297,167) $(7,331,499)
                                                  ---------   ---------
End of Period                                   (7,115,677)  (7,131,848)


See Accompanying Notes to Financial Statements

                          GOLDEN CYCLE GOLD CORPORATION

                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             March 31, 2001 and 2000
                                   (Unaudited)

                                                    2001          2000
                                                 ----------    ----------

Cash flows from operating activities:
     Net Income                                  $  181,490    $  199,651
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation expense                     627           627
               Decrease (increase) in interest
                    receivable and other current
                    assets                           13,542          (486)
               Decrease in accounts payable
                    and accrued liabilities         (11,835)      (14,787)
                                                  ----------    ----------
              Net cash provided by
                    operating activities             183,824       185,005
                                                  ----------    ----------
Net cash provided by investing activities:
     Increase in short-term
          investments, net                           (97,064)     (303,299)
                                                  ----------     ----------

                    Net increase (decrease) in
                      cash and cash equivalents       86,760       (118,294)

Cash and cash equivalents, beginning of period        91,591        152,581
                                                  ----------     ----------
Cash and cash equivalents, end of period          $  178,351     $   34,287


See Accompanying Notes to Financial Statements

                   GOLDEN CYCLE GOLD CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

    These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

(2)  INVESTMENT IN JOINT VENTURE

    The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2001, the Company's share of accumulated unrecorded losses from the Joint Venture was $13,518,258.

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

    The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $201 million were outstanding at March 31, 2001. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

     Cash provided by operations was approximately $184,000 and $185,000 in the 2001 and 2000 periods respectively. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 15, 2001. No further distributions are expected from the Joint Venture during the remainder of 2001.

    The Company's working capital was approximately $1,753,000 at March 31, 2001 compared to $1,571,000 at December 31, 2000. Working capital increased by approximately $2,000 at March 31, 2001 compared to December 31, 2000.

    Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for the coming year, barring unforeseen events. Although there can be no assurance, the Company anticipates the closure of its sale of certain Water Rights to the City of Cripple Creek during the year 2001 which will provide additional working capital. The Company anticipates that its Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner. If opportunities to economically pursue or expand Philippine operations, or any other opportunity are available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be derived from the properties.

Results of Operations

    The Company had net income, for the three months ended March 31, of approximately $181,000 in 2001, compared to net income of approximately $200,000 in the 2000 period.

    The decrease in net income for the first three months of 2001 compared with the corresponding period in 2000 was due to increased general and administrative expenses.

    The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2001, the Company's share of accumulated unrecorded losses from the Joint Venture was $13,518,258.

    The Joint Venture incurred a net loss of approximately $4.3 million for the three months ended March 31, 2001 as compared to a net loss of $2.7 million for the corresponding period in 2000. The Joint Venture recorded a net loss of $13.1 million for the year ended December 31, 2000 compared to net losses of $7.4 million and $11.8 million for the years ended December 31, 1999 and 1998 respectively. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently near recent historically low levels, volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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


                         THE GOLDEN CYCLE GOLD CORPORATION
                                      (Registrant)


                         /s/ R. Herbert Hampton
                         R. Herbert Hampton
                           President, C.E.O. and Treasurer
                         (as both a duly authorized officer of Registrant and as principal financial officer of Registrant)
May 13, 2001