Form 10-Q
period 2001-06-30
GOLDEN CYCLE GOLD CORP
filed 2001-08-16
CIK 719754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

                                       or

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

Number of Shares outstanding at June 30, 2001:      1,888,450

PART I. - FINANCIAL INFORMATION

                   GOLDEN CYCLE GOLD CORPORATION

                           BALANCE SHEETS

                                                  June 30,        December 31,
                                                   2001              2000
                                                ------------      ------------
                                                (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                  $    167,074      $     91,591
     Short-term investments                        1,260,397         1,226,100
     Interest receivable and other
          current assets                              48,482            72,853
     Note receivable from sale
          of water rights                            190,156           190,156
                                                ------------      ------------

               Total current assets                1,666,109         1,580,700

Assets held for sale (net)                           132,680           132,680
Property and equipment, at cost:
     Land                                              2,025             2,025
     Furniture and fixtures                            8,014             8,014
     Machinery and equipment                          33,225            33,225
                                                ------------      ------------
                                                      43,264            43,264
          Less accumulated depreciation              (31,370)          (30,114)
                                                ------------      ------------
                                                      11,894            13,150
Investment in mining joint venture (Note 2)               --                --
                                                ------------      ------------
          Total assets                          $  1,810,683      $  1,726,530


Liabilities and Shareholders' Equity

Accounts payable and accrued liabilities        $      6,858      $      9,790

Shareholders' equity:
     Common Stock - no par value
          Authorized 3,500,000 shares;
          issued and outstanding
          1,888,450 shares                         7,116,604         7,116,604
     Additional paid-in capital                    1,927,736         1,927,736
     Accumulated deficit                          (7,210,082)       (7,297,167)
     Accumulated comprehensive loss                  (30,433)          (30,433)
                                                ------------      ------------
Total shareholders' equity                         1,803,825         1,716,740
                                                ------------      ------------
                                                $  1,810,683      $  1,726,530

See Accompanying Notes to Financial Statements

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                  STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                             AND ACCUMULATED DEFICIT
                           FOR THE THREE MONTHS ENDED
                             June 30, 2001 and 2000
                                   (Unaudited)

                                              Three Months Ended
                                                  June 30,
                                        ------------------------------
                                           2001               2000
                                        ------------      ------------
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                $         --      $         --
                                        ------------      ------------
          Total operating revenue                 --                --

Expenses:
     General and administrative             (113,980)         (110,622)
                                        ------------      ------------
          Operating income                  (113,980)         (110,622)

Other income-
     Interest and other income                19,575            20,659
                                        ------------      ------------

          Net loss                      $    (94,405)     $    (89,963)
                                        ------------      ------------

Income per share                        $      (0.05)     $      (0.05)

Weighted average common
     shares outstanding                    1,888,450         1,888,450

ACCUMULATED DEFICIT:
Beginning of period                     $ (7,115,677)     $ (7,131,848)
                                        ------------      ------------
End of Period                             (7,210,082)       (7,221,811)



See Accompanying Notes to Financial Statements

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                  STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                             AND ACCUMULATED DEFICIT
                            FOR THE SIX MONTHS ENDED
                             June 30, 2001 and 2000
                                   (Unaudited)

                                              Six Months Ended
                                                   June 30,
                                        ------------------------------
                                            2001             2000
                                        ------------      ------------
Revenue:
     Distribution from mining joint
          venture in excess of
          carrying value                $    250,000      $    250,000
                                        ------------      ------------
          Total operating revenue            250,000           250,000

Expenses:
     General and administrative             (205,998)         (179,686)
                                        ------------      ------------
          Operating income                    44,002            70,314

Other income-
     Interest and other income                43,083            39,374
                                        ------------      ------------

          Net income                    $     87,085      $    109,688
                                        ------------      ------------

Income per share                        $       0.05      $       0.06

Weighted average common
     shares outstanding                    1,888,450         1,888,450

ACCUMULATED DEFICIT:
Beginning of period                     $ (7,297,167)     $ (7,331,499)
                                        ------------      ------------
End of Period                             (7,210,082)       (7,221,811)


See Accompanying Notes to Financial Statements

                          GOLDEN CYCLE GOLD CORPORATION

                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             June 30, 2001 and 2000
                                   (Unaudited)

                                                         2001              2000
                                                     ------------      ------------

Cash flows from operating activities:
     Net Income                                      $     87,085      $    109,688
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation expense                         1,256             1,254
               Decrease in interest
                    receivable and other current
                    assets                                 24,371             4,877
               Decrease in accounts payable
                    and accrued liabilities                (2,932)          (12,569)
                                                     ------------      ------------
                Net cash provided by
                    operating activities                  109,780           103,250
                                                     ------------      ------------
Cash flows from investing activities, net
     Increase in short-term
          investments                                     (34,297)         (202,056)
     Purchase of property and
          equipment                                            --            (2,508)
                                                     ------------      ------------
          Net cash used in
               investing activities                       (34,297)         (204,564)
                                                     ------------      ------------
                    Net increase (decrease) in
                      cash and cash equivalents            75,483          (101,314)

Cash and cash equivalents, beginning of period             91,591           152,581
                                                     ------------      ------------
Cash and cash equivalents, end of period             $    167,074      $     51,267


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

(2) INVESTMENT IN JOINT VENTURE

         The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2001, the Company's share of accumulated unrecorded losses from the Joint Venture was $14,276,658.

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

         The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $215 million were outstanding at June 30, 2001. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

         Cash provided by operations was approximately $110,000 and $103,000 in the six months ended June 2001 and 2000 respectively. Prior to 1993, the

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

         The Company's working capital was approximately $1,659,000 at June 30, 2001 compared to $1,571,000 at December 31, 2000. Working capital increased by approximately $88,000 at June 30, 2001 compared to December 31, 2000.

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

Results of Operations

        The Company had net income, for the six months ended June 30, of approximately $87,000 in 2001, compared to net income of approximately $110,000 in the 2000 period.

        The decrease in net income for the first six months of 2001 compared with the corresponding period in 2000 was due to increased general and administrative expenses.

        The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2001, the Company's share of accumulated unrecorded losses from the Joint Venture was $14,276,658.

        The Joint Venture incurred net losses of approximately $3.8 million and $8.0 million for the three and six months ended June 30, 2001 respectively, as compared to net losses of $4.1 million and $6.9 million for the corresponding periods in 2000. The Joint Venture recorded a net loss of $13.1 million for the year ended December 31, 2000 compared to net losses of $7.4 million and $11.8 million for the years ended December 31, 1999 and 1998 respectively. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently near recent historically low levels, volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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


                                        THE GOLDEN CYCLE GOLD CORPORATION
                                        ---------------------------------
                                                  (Registrant)


                                        /s/ R. Herbert Hampton
                                        -------------------------------------
                                        R. Herbert Hampton
                                        President, C.E.O. and Treasurer
                                        (as both a duly authorized officer of
                                        Registrant and as principal financial
                                        officer of Registrant)
August 13, 2001