Form 10-Q
period 2001-09-30
GOLDEN CYCLE GOLD CORP
filed 2001-11-14
CIK 719754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-11226

                          GOLDEN CYCLE GOLD CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          COLORADO                                                    84-0630963           .
--------------------------------------------------------------         ------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

1515 South Tejon, Suite 201  , Colorado Springs, Colorado                               80906
--------------------------------------------------------------         ------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (719) 471-9013
                                                    --------------

-------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [XX] NO [ ].

Number of Shares outstanding at September 30, 2001: 1,888,450

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                                 BALANCE SHEETS


                                                         September 30,
                                                             2001           December 31,
                                                         (unaudited)           2000
                                                         -------------     ------------
ASSETS

Current assets:
      Cash and cash equivalents                          $    354,825      $     91,591
      Short-term investments                                  970,101         1,226,100
      Interest receivable and other current assets             68,285            72,853
      Note receivable from sale of water rights               190,156           190,156
                                                         ------------      ------------
                Total current assets                        1,583,367         1,580,700

Assets held for sale - water rights (net)                     132,680           132,680

Property and equipment, at cost:
      Land                                                      8,100             2,025
      Furniture and fixtures                                    8,014             8,014
      Machinery and equipment                                  33,225            33,225
                                                         ------------      ------------
                                                               49,339            43,264
           Less accumulated depreciation                      (31,997)          (30,114)
                                                         ------------      ------------
                                                               17,342            13,150
                                                         ------------      ------------
           Total assets                                  $  1,733,389      $  1,726,530
                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities           $      5,567      $      9,790

Shareholders' equity:
      Authorized 3,500,000 shares;  issued
           and outstanding 1,888,450 shares                 7,116,604         7,116,604
      Additional paid-in capital                            1,927,736         1,927,736
      Accumulated comprehensive loss                          (30,433)          (30,433)
      Accumulated deficit                                  (7,286,085)       (7,297,167)
                                                         ------------      ------------
           Total shareholders' equity                       1,727,822         1,716,740
                                                         ------------      ------------
                                                         $  1,733,389      $  1,726,530
                                                         ============      ============

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                  STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                             AND ACCUMULATED DEFICIT
                       FOR THE THREE AND NINE MONTHS ENDED
                           September 30, 2001 and 2000
                                   (Unaudited)


                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                      ----------------------------    ----------------------------
                                          2001            2000           2001             2000
                                      ------------    ------------    ------------    ------------
Revenue:
      Distribution from mining
          joint venture in excess
          of carrying value           $         --    $         --    $    250,000    $    250,000
                                      ------------    ------------    ------------    ------------
          Total operating revenue               --              --         250,000         250,000

Expenses:
      General and administrative           (91,474)        (63,761)       (297,472)       (243,447)
                                      ------------    ------------    ------------    ------------
          Operating income                 (91,474)        (63,761)        (47,472)          6,553

Other income and (expense):
      Interest and other income             15,471          27,390          58,554          66,764
                                      ------------    ------------    ------------    ------------
          Net income                  $    (76,004)   $    (36,371)   $     11,082    $     73,317
                                      ------------    ------------    ------------    ------------
Income per share                      $      (0.04)   $      (0.02)   $       0.01    $       0.04
                                      ============    ============    ============    ============
Weighted average common
      shares outstanding                 1,888,450       1,888,450       1,888,450       1,888,450
                                      ============    ============    ============    ============
ACCUMULATED DEFICIT:

      Beginning of period             $ (7,210,082)   $ (7,221,811)   $ (7,297,167)   $ (7,331,499)
                                      ------------    ------------    ------------    ------------
      End of period                   $ (7,286,085)   $ (7,258,182)   $ (7,286,085)   $ (7,258,182)
                                      ============    ============    ============    ============

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           September 30, 2001 and 2000
                                   (Unaudited)


                                                                2001            2000
                                                             ----------      ----------
Cash flows from operating activities:
      Net income                                             $   11,082      $   73,317
      Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation expense                                1,883          (3,692)
              Decrease (increase) in interest receivable
                  and other current assets                        4,568         (43,292)
              Decrease in accounts payable
                  and accrued liabilities                        (4,223)         (7,603)
                                                             ----------      ----------
                  Net cash provided by
                       operating activities                      13,310          18,730
                                                             ----------      ----------
Cash flows from investing activities, net
      Decrease (increase) in short-term investments             255,999         (60,271)
      Purchase of property and equipment                         (6,075)         (2,989)
                                                             ----------      ----------
                  Net cash provided by (used in)
                       investing activities                     249,924         (63,260)
                                                             ----------      ----------
                  Net increase (decrease) in cash and
                       cash equivalents                         263,234         (44,530)

Cash and cash equivalents, beginning of period                   91,591         152,581
                                                             ----------      ----------
Cash and cash equivalents, end of period                     $  354,825      $  108,051
                                                             ==========      ==========

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

(2) INVESTMENT IN JOINT VENTURE

     The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of September 30, 2001, the Company's share of accumulated unrecorded losses from the Joint Venture was $14,999,858.

(3) EARNINGS PER SHARE

     Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. There are no dilutive securities outstanding in either period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal mining investment and source of cash flows has been its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is AngloGold Colorado Inc. ("AngloGold", formerly Pikes Peak Mining Company), a wholly-owned subsidiary of AngloGold North America Inc., which is a wholly owned subsidiary of AngloGold Ltd.

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

     The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $234 million were outstanding at September 30, 2001. Under the Agreement, as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

     Cash provided by operations was approximately $13,000 and $19,000 in the nine months ended September 2001 and 2000 respectively. Prior to 1993, the $250,000

Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 15, 2001. No further distributions are expected from the Joint Venture during the remainder of 2001.

     The Company's working capital was approximately $1,578,000 at September 30, 2001 compared to $1,571,000 at December 31, 2000. Working capital increased by approximately $7,000 at September 30, 2001 compared to December 31, 2000.

     Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for the coming year, barring unforeseen events. Although there can be no assurance, the Company anticipates the closure of its sale of certain Water Rights to the City of Cripple Creek during the year 2001 which will provide additional working capital. The Company anticipates that its Philippine subsidiary will hold all work on a standby basis until the Mineral Profit Sharing Agreement is awarded to the claim owner. If opportunities to economically pursue or expand operations in the Republic of the Philippines, or in Nevada with the Table Top or Illipah properties, or any other opportunity are available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be derived from the properties.

Results of Operations

     The Company had net income, for the nine months ended September 30, of approximately $11,000 in 2001, compared to net income of approximately $73,000 in the 2000 period.

     The decrease in net income for the first nine months of 2001 compared with the corresponding period in 2000 was due primarily to increased general and administrative expenses.

     The Company announced October 3, 2001 that it has acquired the "Table Top" gold prospect in Humboldt County, Nevada. The Table Top claim group lies within the Basin and Range province of north-central Nevada, which over the past forty years has become one of the world's premier gold producing regions. The Table Top property can be interpreted to lie within the "Midas" gold bearing zone striking northeast across Nevada, and also as a part of a north-south trend containing the Sleeper Mine, Sandman, Florida Canyon, Rochester and Relief Canyon. The property is located ten miles west of Winnemucca, Nevada.

     The Table Top claims cover a gold bearing brecciated and silicified sediment that is poorly exposed and has only been unsystematically explored and partially drill tested in the past. The key gold mineralized feature on the property is a hydrothermal breccia, which contains anomalous gold, arsenic, antimony and mercury.

     Goldfields Mining Corporation first staked the Table Top property in 1986 while conducting surface exploration for an open pit type operation. A limited rock chip sampling and reverse circulation drilling program indicated the presence of a gold mineralized system. Golden Cycle Gold's intended exploration target will be the discovery of a high grade mineralized gold vein system at depth, to be developed by a phased exploration program.

     The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of September 30, 2001, the Company's share of accumulated unrecorded losses from the Joint Venture was $14,999,858.

     The Joint Venture incurred net losses of approximately $3.6 million and $11.7 million for the three and nine months ended September 30, 2001 respectively, as compared to net losses of $2.6 million and $9.5 million for the corresponding periods in 2000. The Joint Venture recorded a net loss of $13.1 million for the year ended December 31, 2000 compared to net losses of $7.4 million and $11.8 million for the years ended December 31, 1999 and 1998 respectively. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently near recent historically low levels, volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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


                            THE GOLDEN CYCLE GOLD CORPORATION
                            ---------------------------------
                                       (Registrant)



                            /s/ R. HERBERT HAMPTON
                            ----------------------------------------------------
                            R. Herbert Hampton
                            President, C.E.O. and Treasurer
                            (as both a duly authorized officer of Registrant and as principal financial officer of Registrant)
November 13, 2001