Form 10-K405
period 2001-12-31
GOLDEN CYCLE GOLD CORP
filed 2002-04-01
CIK 719754

                                     UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
             For Annual and Transition Reports Pursuant to Sections
                13 or 15(d)of the Securities Exchange Act of 1934

(MARK ONE)

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   -------------------------

Commission file number 0-11226

                          GOLDEN CYCLE GOLD CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      Colorado                                                  84-0630963
-----------------------                                     ------------------
(STATE OF INCORPORATION)                                     (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)

Suite 201, 1515 South Tejon,
Colorado Springs, CO                                               80906
------------------------------------                             ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

Registrant's telephone number, including area code:   (719) 471-9013
                                                      --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

  (Title of Each Class)           (Name of Each Exchange on which registered)
 --------------------------          -------------------------------------------
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

[X]   Yes                [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Disclosure contained herein
[X] Disclosure not contained herein [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14,890,000. This calculation is based on the average of the bid and asked prices of the common stock on the Pacific Exchange on March 22, 2001.

      The number of shares of the Registrant's Common Stock, outstanding as of March 22, 2001 was 1,888,450.

                      DOCUMENTS INCORPORATED BY REFERENCE:


         Document                   Part of the Form 10K into
         --------                   which the Document is incorporated
Definitive Proxy Statement          ----------------------------------
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

         During January 2002, the Company incorporated Golden Cycle Gold Exploration, Inc., a wholly-owned subsidiary, to conduct exploration activities for the Company.

         As of December 31, 2001, the Company had 2 employees.

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

            The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the "Initial Loans") to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions. Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers. The audited Joint Venture financial statements reported that as of December 31, 2001, the Joint Venture had $262 million in Initial Loans payable to AngloGold. After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

         The Joint Venture recorded a net loss of $17.0 million for the year ended December 31, 2001 compared to net losses of $13.1 million and $7.4 million for the years ended December 31, 2000 and December 31, 1999 respectively. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and extent of mineralization in the area controlled by the Joint Venture and the efficiency of its mining operations.

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

         The Joint Venture completed construction of the required infrastructure for the Cresson mine and began mining operations in 1995, with the first Cresson gold pour occurring on February 14, 1995. In 1996, the Joint Venture completed its first full year of Cresson operations. The development of the East and North Cresson mines began during the second quarter of 1999 and is continuing. Most of the ore mined during 2001 was from the East Cresson mine, Altman area. Mining will not begin in the East Cresson mine, Wildhorse area, until late 2002 or 2003.

         2001 Operational Highlights
(The Manager provides the Company with detailed information on the activities and operations of the Joint Venture. The following description of the Joint Venture's operations is derived from information made available by the Manager, upon whom reliance is placed, together with information independently developed by the Company.)

         Production

         2001 Joint Venture gold production, 214,010 troy ounces, was approximately 82% of budget (260,807 troy ounces). The Cresson Mine experienced difficulties during 2001 with gold recovery from its leach pad. Total gold production was below budget for the first time in six years. The Manager has engaged various consultants to recommend solutions to enhance gold recoveries. Tests have shown that the gold in the ore is leaching at previously predicted rates, and that expected total gold recovery rates will be achieved. The consensus of opinion within CC&V, supported by the consultants, is that the gold is dissolved in solution within the leach pad and the problem is hydrological in nature, which, when compounded by the increasing height of the leach pad, has resulted in slower recovery of the gold. Simply stated, the gold bearing solutions must be moved through the leach pad to the recovery ponds in a more timely manner. The Manager is determining the best method of applying solution to the leach pad to improve timely gold recoveries. CC&V reported that it continues to apply effective and modern exploration, development, mining and metallurgical techniques while emphasizing the protection of the environment throughout the area of operations.

         Approximately 12.6 million tons of ore and 21.8 million tons of over burden were mined during 2001, with an overall stripping ratio of 1.73 compared to a budgeted stripping ratio of 1.96. Total crusher production for the year, approximately 10.8 million tons, was 98.3% of budget, and was augmented by 1.6 million tons of run of mine ore. The Manager estimates that appoximately 275,000 troy ounces of recoverable gold (97.3% of the budgeted 282,000 troy ounces) were placed on the leach pad during 2001. The average grade of ore placed during 2001 was 0.033 troy ounces per ton.

         Revenue and Costs

         The Joint Venture sold 214,011 troy ounces of gold at an average price of approximately $270 per troy ounce producing total gold revenues of $57.9 million. The Joint Venture cash production costs increased to approximately $186.6 per troy ounce (approximately $177.7 per troy ounce in 2000). The higher unit cash production cost can largely be attributed to the reduced production for the year. The Joint Venture had operating costs of $56.2 million, including depreciation, depletion, and amortization (DD&A) of $15.8 million, and expensed exploration of approximately $.4 million for the year, compared to $62.9 million, $18.9 million and $1.0 million comparatively. Interest expense on the pre-production debt was approximately $18.4 million ($19.4 million in the year
2000), resulting in a loss of $17 million. No profit was available for distribution to the venturers, although the Company did receive the Minimum Annual Distribution of $250,000, which will be recouped from future distributions due the Company.

         Mine expansion

         During early 2001 the Joint Venture approved expansion of the mine and facilities to increase annual gold production beginning 2002. Beginning 2003 the Manager expects to increase overall gold production from approximately 250,000 troy ounces of gold per year to nearly 400,000 troy ounces per year. The expansion program includes replacing current 85 ton trucks with 300 ton trucks and upgrading associated support equipment (including loaders) and facilities to support the new trucks. The program also includes construction of a new crushing facility and expansion of the processing facility from three processing lines to four. The expansion program is expected to lower cash operating costs significantly, and is estimated to have an incremental capital cost of approximately $71 million.

         Ore Reserves and Non-reserve Mineralization

         The Joint Venture is conducting continuing exploration and engineering feasibility work concerning future operations. These activities will serve to direct future exploration drilling programs as well as future development and project planning as part of its determination of the Joint Venture reserves.

         Each year CC&V models its gold ore reserves to incorporate the results of its exploration program, new geologic information, revised metallurgical recoveries, revised gold price, new geotechnical data, new pit designs, new operating costs and/or allowances for 2001 depletion. The ore reserves and mineral resources shown for 2001 were modeled using a $300 gold price and a
0.008 ounce per ton (opt) recoverable cutoff grade. The cutoff grade for reserves and resources was increased from 0.006 opt (fire assay recoverable cutoff grade) used for calculation of the 2000 year end reserves and resources. Resources were further restricted this year by reducing the confining envelope from a $450 Lerchs-Grossmann shell envelope around the reserve pits to a $350 Lerchs-Grossmann envelope. The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (Independent Mining Consultants, Inc., Mine Reserve Associates, Inc., Mineral Resource Development Associates, Inc., and Mine Development Associates, Inc.) over previous years, and are given to conform with acceptable industry standards. The ore reserves are shown on the table below.

                Unaudited CC&V Ore Reserve Estimate as of December 25, 2001*

                        Cripple Creek / Victor District

                           Ore          Gold        Contained     Estimated
                           Tons        Ounces         Gold       Recoverable
                         (000'S)       Per Ton       Ounces       Ounces **
                        ---------     ---------     ---------    ----------
Proven                     88,699         0.035     3,085,707     1,942,512
Probable                   68,116         0.028     1,925,226     1,164,536
                        ---------     ---------     ---------     ---------

Total Reserves, 2001      156,815         0.032     5,010,933     3,107,048
                        =========     =========     =========     =========

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

     A comparison with the December 25, 2000, ore reserve is shown below.


                        Changes in CC&V Gold Ore Reserves
                             (proved plus probable)
                     December 25, 2001 vs December 25, 2000


            ORE           TROY            CONTAINED       RECOVERABLE
            TONS         OUNCES            OUNCES           OUNCES
          (000'S)        PER TON           (TROY)           (TROY)
         ----------    -----------       ----------      ----------
2001        156,815       0.032           5,010,933       3,107,048
2000        172,781       0.030           5,162,000       3,200,000
         ----------                      ----------      ----------
            (15,966)                       (151,067)        (92,952)
         ==========                      ==========      ==========

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

                       CC&V Non-reserve Mineral Resources
                                December 25, 2001

                            Ore         Gold      Contained      Estimated
                            Tons       Ounces       Gold        Recoverable
                           (000'S)     per ton      Ounces        Ounces
                          ---------    -------    ---------     -----------
Measured Resources           25,879     0.026       666,714       407,355
Indicated Resources          23,994     0.024       566,659       327,975
                          ---------               ---------     ---------
Total Measured
& Indicated Resources        49,873     0.025     1,233,373       735,330
                          ---------               ---------     ---------

Inferred Resources           57,917     0.030     1,721,488     1,084,670
                          ---------               ---------     ---------

Total Resources             107,790     0.027     2,954,861     1,820,000
                          =========               =========     =========

         While this mineralization offers encouraging long-term prospects, it should not be interpreted to mean that there will be distributions to Golden Cycle Gold Corporation from CC&V in excess of the Minimum Annual Distribution of US$250,000 for the foreseeable future.

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

         Reclamation has continued since 1992. Reclamation is undertaken to support post mining land use for wild life, including elk. Work continued in 2001 on the detoxification of the Victor leach pad with a view to its eventual closure and final reclamation.

         Employment

         AngloGold provides the work force required by the Joint Venture, which has no employees. Employment related to the Joint Venture increased to 282 at December 31, 2001, up from 274 at December 31, 2000. The increased staff was primarily as a result of the implementation of the plan to expand mine production beginning 2002.

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

         Distribution of Proceeds and Other Financial Aspects

         The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 2002. Subsequent payments of the same amount are scheduled to be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining. The payments made on January 15, 1994 and subsequent annual payments constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of net proceeds. After recovery by the Manager of these advances, if the Company's share (20% in the Initial Phase) of Net Proceeds exceeds the applicable Minimum Annual Distribution after recouping any advanced distributions, the larger amount will be distributed to the Company. The Joint Venture recorded a net loss of $17.0 million for the year ended December 31, 2001.

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

         As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company has not recorded its share of the Joint Venture net loss for the 2001 period ($3,394,200), 2000 period ($2,629,000),
1999 period ($1,478,000), 1998 period ($2,363,600), 1997 period ($2,168,800), nor its share of the Joint Venture's net income for the 1996 period ($386,000), and did not record its share of the Joint Venture's losses in 1995, 1994 and 1993 ($730,800, $1,870,000 and $1,707,600 respectively). The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($16,061,058 as of December 31, 2001) are recovered.

GOLDEN CYCLE PHILIPPINES, INC. (GCPI)

         GCPI and its exploration activities were placed into a standby status in January 1999 for the reasons stated below. The Philippines has been one of the world's top ten producers of gold, copper, and chromite for decades.

         GCPI Background

         In January 1997, GCPI signed a comprehensive exploration agreement, the "BGA Agreement" with Benguet Corporation ("Benguet"), which provided that all costs and participation will be shared 50/50 by the parties. In October 1997, the two companies signed the First Supplemental Agreement to the BGA Agreement, which added 1,050 acres of mineral claims held by Benguet to the BGA. Under the terms of this supplemental agreement, GCPI will earn a 50% interest in these claims in exchange for funding the first $250,000 (about 10 million Philippine pesos) of exploration work. The claim area lies immediately south of the historic Masara and Hijo gold mines and just north of Benguet's Kingking copper/gold deposit. The surrounding area has produced more than 3 million troy ounces of gold.

         First Supplemental Agreement to the BGA

         Phase I of the exploration effort on the five SAR claims was completed in May 1998. This effort consisted of geological mapping, grid soil sampling and analysis, and stream sediment and water analysis. This work indicates the presence of sizable areas interpreted to be anomalous gold concentrations. These must be further tested through trenching, tunneling and drilling to properly evaluate the gold potential. The Phase II exploration could not be carried out as the old leased claims have not as of this date been awarded the Mineral Production Sharing Agreement (MPSA) as required by the 1995 Philippine Mining Law. Thus, all work on this project has been placed on a standby basis until the MPSA is awarded to the claim owner. The Company expects to expend approximately $6,000 during 2002 to maintain GCPI on a standby status.

OTHER OPPORTUNITIES

         During 2001 the Company acquired two promising claim groups in Nevada, the Table Top and the Illipah gold prospects, and initiated a selective property search in Colorado. During first quarter 2002 the Company incorporated a wholly owned subsidiary, Golden Cycle Gold Exploration, Inc., to independently direct its exploration efforts.

         Table Top

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

         The Table Top claims cover a brecciated and silicified sediment that is poorly exposed and has only been unsystematically explored and partially drill tested in the past. The key gold mineralized feature on the property is a hydrothermal breccia, which contains anomalous gold, arsenic, antimony and mercury. Goldfields Mining Corporation first staked the Table Top property in 1986 while conducting surface exploration for an open pit type operation. A limited rock chip sampling and reverse circulation drilling program indicated the presence of a gold mineralized system.

         The Company's intended exploration target will be the discovery of a high grade mineralized gold vein system at depth, to be developed by a phased exploration program. The 2002 exploration program for this property is to compile all available previous exploration results from the exploration programs of other companies on and around the property.

         Illipah

         The Illipah claim group is part of the Alligator Ridge - Bald Mountain trend and lies along the southern projection of the main Carlin trend. Past production and reserves for the Alligator Ridge - Bald Mountain trend are about 4 million troy ounces of gold. A small near surface deposit at Illipah (1.9 million tons at 0.048 oz/ton Au) produced about 37,000 ounces of gold in a surface mine / heap leach operation.

         The Illipah target is formed at the contact of the Chainman shale and the underlying Joana limestone. The main structural feature is a north-south tending anticline that is overturned to the east. The anticline forms a prominent ridge bounded by faults parallel to the axis of the anticline, which exhibit both strike and dip slip movement. This folding and subsequent faulting has created a series of enechelon shears which create excellent plumbing and ground preparation. Strong jasperoid along the structures and in the crest of the anticline can be traced for a strike length of more that six miles.

         Previous exploration on this property focused on developing near surface, bulk minable gold ore reserves. Golden Cycle Gold's intended exploration target will be the discovery of a high grade mineralized gold vein system at depth, to be developed by a phased exploration program. During 2002 the Company intends to assemble, organize and package all available exploration information on Illipah, develop a marketing package for the property which clearly portrays the Company's geologic concept of mineralization on the property, and initiate efforts to interest a large gold mining company in the property and its complete exploration and development.

         Colorado

         A highly selective exploration effort is underway in the Company's home state of Colorado, which the Company believes is currently being overlooked by both junior and major mining companies. The Company will emphasize exploration in western Colorado during 2002.

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

         From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States. It is estimated that approximately 21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation. The Joint Venture has added about 1.65 million troy ounces of gold production to this total during the period 1985 through 2001. The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle. Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts and workings are unsuitable for current operation without substantial rehabilitation. The Joint Venture is not currently and does not anticipate, operating underground.

         Oil and Gas Mineral Rights

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

         In December 1996, the sale of the first 125 acre feet of water for the minimum price of $312,500 was completed. During November 2001 the Company received the final payment from the City of Cripple Creek ($218,435) under this first sale. The sale of all or a portion of the remaining acre feet subject to the agreement will be completed if and when the Water Court approves such transfer.

The cities of Victor and Colorado Springs and the Mountain Mutual Water Company have, as of March 2002, agreed to remove their objections based on separate stipulation agreements with the City of Cripple Creek. The City of Cripple Creek continues to have discussions with the Colorado Attorney General's office and the Division Engineer with the goal of achieving a mutually agreeable solution the final transfer of the Water Right. Absent such an agreement with the Colorado Attorney General, the Company expects the agreement will be brought before the Water Court during 2002 for adjutication. Though no final contract amount can be established for certain and the timing of any payment under the final contract is yet to be determined, Management believes the final revenue to the Company under this contract will be in the range of $490,000 to $718,000.

ITEM 3.  LEGAL PROCEEDINGS

         As previously reported, the Sierra Club and Mineral Policy Center filed a complaint in U.S. District Court for the District of Colorado against Cripple Creek & Victor Gold Mining Company (CC&V) and its joint venture partners, including the Company, alleging certain violations of the U.S. Clean Water Act
(CWA). The complaint was served on the Company on or about March 13, 2001. The parties' attempt to negotiate a settlement were unsuccessful, and CC&V and the named defendants, including the Company, are vigorously defending against this lawsuit.

         The Sierra Club and Mineral Policy Center served additional notices to the Company in letters dated June 29, 2001 and September 28, 2001 of their intent to sue CC&V and potentially its joint venture partners, including the Company, for additional alleged violations of the CWA. This Act provides that no court action can be brought for the 60-day period following the service of such a notice. On or about November 30, 2001, Sierra Club and Mineral Policy Center filed a second complaint in U.S. District Court for the District of Colorado against CC&V and its joint venture partners, including the Company, alleging certain additional violations of the CWA. The complaint was served on the Company on or about November 30, 2001. CC&V and the named defendants, including the Company, believe that the activities of the project are in full compliance with the CWA and are also vigorously defending against this second lawsuit.

         The Sierra Club and Mineral Policy Center served another notice to the Company in a letter dated March 6, 2002 of their intent to sue CC&V and potentially its joint venture partners, including the Company, for additional alleged violations of the CWA. The 60-day period following the service of this notice expires on or about May 6, 2002. CC&V is evaluating these latest allegations.

         The Company expended approximately $12,000 during the year 2001 defending against these suits

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

Market Information

           The Company's Common Stock has been listed and traded on the Pacific Exchange since 1987 (except during the period from July 6, 1994 to August 30,
1994), and from July 1, 1983 until June 30, 1992 was quoted on NASDAQ. The Company's trading symbol is GCC on the Pacific Exchange. The following table shows the high and low bid price per share on the Pacific Exchange for each calendar quarter since January 1, 2000, and for first quarter 2002 up to March 22, 2002.

Price Range For:                                  HIGH                 LOW
----------------                                  ----                 ---
1st Quarter 2002 as of March 22, 2002           $13.5                 $5.15
Quarter ended December 31, 2001                   5.7                  5.05
Quarter ended September 30, 2001                  6.35                 5.3
Quarter ended June 30, 2001                       5.75                 4.75
Quarter ended March 31, 2001                      5.5                  4.75
Quarter ended December 31, 2000                   6.56                 4.56
Quarter ended September 30, 2000                  6.56                 5
Quarter ended June 30, 2000                       6.56                 5
Quarter ended March 31, 2000                      6.56                 5

Bid prices are between dealers and do not include mark-ups, mark-downs, or commissions, nor do they necessarily represent actual transactions.

Holders of the Company's Common Stock

         The number of holders of record of the Company's Common Stock as of March 22, 2001 was 907. The number of beneficial owners for whom shares are held in "street name" as of March 22, 2002 is believed to be more than 500.

Dividends

         The Company has not paid any dividends. The Company does not anticipate the payment of any dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

                               2001             2000             1999            1998             1997
                               ----             ----             ----            ----             ----
Revenues(1)                $   250,000      $   250,000     $   250,000      $   250,000      $   250,000
Other Income                    86,000          105,000          81,000          113,000          124,000
Expenses                       430,000          321,000         701,000          772,000          667,000
Share of Mining Joint
  Venture Losses(2)                 --               --              --               --               --
Net Income (Loss)              (94,000)          34,000        (370,000)        (409,000)        (293,000)
Net Income (Loss)
     Per Share                   (0.05)            0.02           (0.20)           (0.22)           (0.16)
Total Assets                 1,649,000        1,727,000       1,699,000        2,042,000        2,427,000
Long term obligations               --               --              --               --               --

(1) Revenues are comprised of the Minimum Annual Distribution. See Management's Discussion and Analysis below, and Notes to the consolidated financial statements for a description of the accounting for the Minimum Annual Distribution.

(2) The Joint Venture recorded net loss of $17.0 million for the year ended December 31, 2001. The Company has not recorded its share of the Joint Venture net loss for the 2001 period ($3,394,200), 2000 period ($2,629,000), 1999 period
($1,478,000), 1998 period ($2,363,600) or 1997 period ($2,168,800) because its
Joint Venture investment balance was reduced to zero in 1992. The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($16,061,058 as of December 31, 2001) are recovered. See Management's Discussion and Analysis below, and Notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

         Currently, the Company's principal mining investment and source of cash flows is its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is AngloGold Colorado, a wholly-owned subsidiary of AngloGold North America Inc. which is a wholly owned subsidiary of AngloGold Ltd.

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

         The Company's working capital was $1,464,000 at December 31, 2001 compared to $1,571,000 at December 31, 2000. Cash used in operations was $43,000 in 2001 compared to $2,000 during 2000. The increase in cash used in operations during 2001 was primarily due to increased general and administrative expenses.

         Working capital decreased by approximately $107,000 at December 31, 2001 compared to December 31, 2000. The decrease was due to decrease in investments and cash, decrease in interest and other receivables, and increase in current liabilities.

         Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for the coming year, barring unforeseen events. Although there can be no assurance, the Company anticipates the closure of its sale of certain Water Rights to the City of Cripple Creek during the year 2002 which will provide additional working capital. The Company anticipates that its Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner. If opportunities to economically pursue or expand Philippine, Nevada, Colorado operations, or any other opportunity discussed above (see Item 1, Other Opportunities) are available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be derived from the properties.

         Results of Operations

         The Company reported a net loss of $94,000 for the year ended December 31, 2001 as compared to net income of approximately $34,000 for the year ended December 31, 2000, and net loss of approximately $370,000 for 1999. The change from net income in 2000 to net loss in 2001 was primarily due to increased exploration, general and administrative expenses, largely related to the Company's search for, and acquisition of exploration properties, and decreased interest revenue during 2001 due to generally lower interest rates during year.

         The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company has not recorded its share of Joint Venture income or losses incurred subsequent to the reduction of its investment balance to zero in 1992. The Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of December 31, 2001, the Company's accumulated unrecorded losses from the Joint Venture are $16,061,058.

         The Joint Venture recorded net loss of $17.0 million for the year ended December 31, 2001 compared to net losses of $13.1, $7.4, and $11.8 for the years ended December 31, 2000, 1999, and 1998, respectively. (See Distribution of Proceeds and Other Financial Aspects, page 11.)

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

         *Information regarding items 10 through 13 has been omitted from this report because the Company intends to file, on or before April 30, 2002, a definitive Proxy Statement pursuant to Regulation 14A, containing the information required by those items, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements                                                      Page

Financial Statements of the Registrant:

         Independent Auditors' Report, KPMG LLP                             F-1

         Consolidated Balance Sheets, December 31, 2001 and 2000            F-2

         Consolidated Statements of Operations for the Years
           Ended December 31, 2001, 2000 and 1999                           F-3

         Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 2001, 2000 and 1999                           F-4

         Consolidated Statements of Cash Flows for the Years
           Ended December 31, 2001, 2000 and 1999                           F-5

         Notes to Consolidated Financial Statements                         F-6

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

         10.2. Directors' Stock Option Plan (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement dated April 13, 1992).*

         10.3 1992 Stock Option Plan (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement dated April 13, 1992).*

         10.4 1997 Officers' & Directors' Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 30, 1997).*

         23.1 Consent of KPMG LLP

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c).

Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 or 15D of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                GOLDEN CYCLE GOLD CORPORATION

                                      By: /s/ R. Herbert Hampton
                                         --------------------------------------
                                         R. Herbert Hampton
                                         President, C.E.O., Director and
                                           Treasurer
                                         (as both a duly authorized officer of
                                         Registrant and as principal financial
                                           officer of Registrant)

Date: March 26, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


/s/ Orville E. Anderson                              March 26, 2002
-----------------------------------                  --------------
Orville E. Anderson, Director                        Date


/s/ Melvin L. Cooper                                 March 26, 2002
-----------------------------------                  --------------
Melvin L. Cooper, Director                           Date


/s/ Rex H. Hampton                                   March 26, 2002
-----------------------------------                  --------------
Rex H. Hampton, Director                             Date


/s/ Frank M. Orrell                                  March 26, 2002
-----------------------------------                  --------------
Frank M. Orrell, Director                            Date

                          GOLDEN CYCLE GOLD CORPORATION
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          GOLDEN CYCLE GOLD CORPORATION
                                 AND SUBSIDIARY



                                TABLE OF CONTENTS




                                                                PAGE

Independent Auditors' Report                                    F-1

Consolidated Balance Sheets                                     F-2

Consolidated Statements of Operations                           F-3

Consolidated Statements of Shareholders' Equity                 F-4

Consolidated Statements of Cash Flows                           F-5

Notes to Consolidated Financial Statements                      F-6

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Golden Cycle Gold Corporation:


We have audited the accompanying consolidated balance sheets of Golden Cycle Gold Corporation and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                     KPMG LLP



Denver, Colorado
March 8, 2002

                          GOLDEN CYCLE GOLD CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                    ASSETS                              2001             2000
                                                                     -----------      -----------
Current assets:
     Cash                                                            $   570,842           91,591
     Short-term investments (note 2)                                     877,304        1,226,100
     Interest receivable and other current assets                         22,612           72,853
     Prepaid insurance                                                    19,649               --
     Note receivable from sale of water rights (note 3)                       --          190,156
                                                                     -----------      -----------
                 Total current assets                                  1,490,407        1,580,700
Assets held for sale - water rights (note 3)                             132,680          132,680
Property and equipment, at cost:
     Land                                                                  2,025            2,025
     Mineral claims                                                       16,076               --
     Furniture and fixtures                                                7,988            8,014
     Machinery and equipment                                              33,651           33,225
                                                                     -----------      -----------
                                                                          59,740           43,264
     Less accumulation depreciation and depletion                        (33,919)         (30,114)
                                                                     -----------      -----------
                                                                          25,821           13,150
                                                                     -----------      -----------
                                                                     $ 1,648,908        1,726,530
                                                                     ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                        $    25,932            9,790
Shareholders' equity (note 6):
     Common stock, no par value.  Authorized 3,500,000 shares;
        issued and outstanding 1,888,450 shares in 2001 and 2000       7,116,604        7,116,604
     Additional paid-in capital                                        1,927,736        1,927,736
     Accumulated deficit                                              (7,390,649)      (7,297,167)
     Accumulated other comprehensive loss -
        foreign currency translation adjustment                          (30,715)         (30,433)
                                                                     -----------      -----------
                 Total shareholders' equity                            1,622,976        1,716,740
                                                                     -----------      -----------
Commitments and contingencies (note 7)
                                                                     $ 1,648,908        1,726,530
                                                                     ===========      ===========


See accompanying notes to consolidated financial statements

                          GOLDEN CYCLE GOLD CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years ended December 31, 2001, 2000, and 1999

                                                                     2001            2000             1999
                                                                 -----------      -----------      -----------
Revenue:
     Distributions from mining joint venture
        in excess of carrying value (note 4)                     $   250,000          250,000          250,000
Expenses:
     General and administrative expense                              374,685          300,955          697,849
     Depreciation expense                                              3,328            2,424            2,673
     Exploration expense                                              51,754           16,931               --
                                                                 -----------      -----------      -----------
                                                                     429,767          320,310          700,522
                                                                 -----------      -----------      -----------
                 Operating loss                                     (179,767)         (70,310)        (450,522)
Other income (expense):
     Interest and other income                                        86,285          104,662           82,155
     Loss on disposal of assets                                           --              (20)          (1,708)
                                                                 -----------      -----------      -----------
                                                                      86,285          104,642           80,447
                                                                 -----------      -----------      -----------
                 Net income (loss)                               $   (93,482)          34,332         (370,075)
                                                                 ===========      ===========      ===========
Basic and diluted earnings (loss) per share                      $     (0.05)            0.02            (0.20)
Basic and diluted weighted average shares
     outstanding                                                   1,888,450        1,888,450        1,879,916


See accompanying notes to consolidated financial statements

                          GOLDEN CYCLE GOLD CORPORATION
                                 AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 2001, 2000, and 1999

                                                                                          ACCUMULATED
                                                                                             OTHER
                                                                                         COMPREHENSIVE
                                                                                        LOSS - FOREIGN
                                      COMMON STOCK          ADDITIONAL                     CURRENCY
                               --------------------------     PAID-IN     ACCUMULATED    TRANSLATION
                                  SHARES        AMOUNT        CAPITAL       DEFICIT       ADJUSTMENT        TOTAL
                               -----------    -----------   -----------   -----------   --------------  -----------
Balance at December 31, 1998     1,878,450    $ 7,086,604     1,927,736    (6,961,424)       (27,174)     2,025,742
Net loss                                --             --            --      (370,075)            --       (370,075)
Foreign currency
     translation adjustment             --             --            --            --           (866)          (866)
                                                                                                        -----------
Comprehensive loss                                                                                         (370,941)
Stock options exercised             10,000         30,000            --            --             --         30,000
                               -----------    -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1999     1,888,450      7,116,604     1,927,736    (7,331,499)       (28,040)     1,684,801
Net income                              --             --            --        34,332             --         34,332
Foreign currency
     translation adjustment             --             --            --            --         (2,393)        (2,393)
                                                                                                        -----------
Comprehensive loss                                                                                           31,939
                               -----------    -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2000     1,888,450      7,116,604     1,927,736    (7,297,167)       (30,433)     1,716,740
Net income                              --             --            --       (93,482)            --        (93,482)
Foreign currency
     translation adjustment             --             --            --            --           (282)          (282)
                                                                                                        -----------
Comprehensive loss                                                                                          (93,764)
                               -----------    -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2001     1,888,450    $ 7,116,604     1,927,736    (7,390,649)       (30,715)     1,622,976
                               ===========    ===========   ===========   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                          GOLDEN CYCLE GOLD CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000, and 1999


                                                                2001            2000             1999
                                                            ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                      $    (93,482)         34,332        (370,075)
     Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
           Depreciation expense                                    3,328           2,424           2,673
           Loss on disposal of assets                                 --              20           1,708
           Write-down of mineral property
              development costs                                       --              --              --
           Decrease (increase) in interest receivable
              and other current assets                            50,241         (34,364)          9,910
           Increase in prepaid insurance                         (19,649)             --              --
           Decrease (increase) in accounts payable
              and accrued liabilities                             16,142          (4,288)         (1,948)
                                                            ------------    ------------    ------------
                 Net cash used in operating activities           (43,420)         (1,876)       (357,732)
                                                            ------------    ------------    ------------
Cash flows from investing activities:
     (Increase) decrease in short-term investments, net          348,796         (61,295)        444,066
     Mineral property development costs                               --              --              --
     Decrease in other assets                                         --              --           1,025
     Proceeds from sale of assets                                     --           1,035          14,701
     Proceeds from note receivable                               190,156          12,101          10,417
     Purchase of property and equipment, net                     (15,999)         (8,562)         (2,764)
                                                            ------------    ------------    ------------
                 Net cash provided by (used in) investing
                    activities                                   522,953         (56,721)        467,445
                                                            ------------    ------------    ------------
Cash flows provided by (used in) financing activities:
     Proceeds from issuance of common stock,
        net of offering costs                                         --              --          30,000
                                                            ------------    ------------    ------------
Effect of exchange rate changes on cash                             (282)         (2,393)           (866)
                                                            ------------    ------------    ------------
                 Net increase (decrease) in cash and
                    cash equivalents                             479,251         (60,990)        138,847
Cash and cash equivalents, beginning of year                      91,591         152,581          13,734
                                                            ------------    ------------    ------------
Cash and cash equivalents, end of year                      $    570,842          91,591         152,581
                                                            ============    ============    ============
Supplemental disclosure of cash flow information:
     Cash paid for interest                                 $         --              --              --
     Cash paid for income taxes                                       --              --              --


See accompanying notes to consolidated financial statements.

                          GOLDEN CYCLE GOLD CORPORATION
                                  AND SUBSIDARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

       (a)    USE OF ESTIMATES

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

       (b)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

       (c)    SHORT-TERM INVESTMENTS

              Short-term investments consist of U.S. Treasury Bills and certificates of deposit. U.S. Treasury Bills that the Company has both the intent and ability to hold to maturity are carried at amortized cost.

       (d)    INVESTMENT IN MINING JOINT VENTURE

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

       (e)    MINERAL EXPLORATION AND DEVELOPMENT COSTS

              Mineral exploration costs are expensed as incurred. Mineral property development costs are capitalized and depleted based upon estimated proven and probable recoverable reserves.




                                       F-6                           (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                  AND SUBSIDARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000



              Periodically, the Company assesses the carrying value of its development costs, property and equipment for impairment by comparing estimated undiscounted cash flows expected to be generated from such assets with their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value.

       (f)    PROPERTY AND EQUIPMENT

              Office furniture, fixtures, and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from three to ten years.

       (g)    FOREIGN CURRENCY TRANSLATION

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

       (h)    STOCK OPTIONS

              The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for stock options granted with exercise prices equal to the fair market value of the common stock.

       (i)    INCOME TAXES

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

(2)    SHORT-TERM INVESTMENTS

       The Company held certificates of deposit of $877,304 and $1,226,100 at December 31, 2001 and 2000, respectively. All certificates of deposit held at December 31, 2001 mature within one year.




                                     F-7                             (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                  AND SUBSIDARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000




(3)    NOTES RECEIVABLE AND ASSETS HELD FOR SALE

       The Company owns certain water rights in Fremont County, Colorado, which are under a contract for sale pending regulatory approval. A sale of a portion of the water rights to the City of Cripple Creek for $312,500 closed on December 31, 1996. The Company received cash of $70,000 and a promissory note in the amount of $242,500. The promissory note was payable in equal payments of $28,331 annually, including interest, commencing on December 19, 1997 until December 19, 2001, at which time the Company collected the remaining balance of principal and accrued interest.

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

       The Joint Venture Agreement, as amended, generally requires AngloGold to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase, as defined, that will terminate when Initial Loans, as defined, have been repaid and when $58 million of Net Proceeds, as defined, has been distributed 80% to AngloGold and 20% to the Company. As of December 31, 2001, Initial Loans were approximately $262 million and no Net Proceeds have been distributed. Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase, the Joint Venture will distribute metal in kind, 67% to AngloGold and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company's future share of Net Proceeds, if any.

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

       The Company's share of 2001 Joint Venture losses which have not been recorded in its consolidated financial statements is approximately $3,394,200. The Company's share of the 2000 and 1999 Joint Venture losses, which have not been recorded in its consolidated financial statements is approximately $2,628,600 and $1,478,000, respectively. As of December 31, 2001, the Company's accumulated unrecorded losses from the Joint Venture are approximately $16,061,000.




                                     F-8                             (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                  AND SUBSIDARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000




       The condensed balance sheets of the Joint Venture as of December 31, 2001 and 2000 are summarized as follows:


                     ASSETS                                 2001              2000
                                                        ------------     ------------
                                                                (in thousands)
Inventory                                               $     49,332           33,236
Other current assets                                           3,223            2,267
                                                        ------------     ------------

              Total current assets                            52,555           35,503

Fixed assets and mine development costs, net                 208,438          144,527
                                                        ------------     ------------

                                                        $    260,993          180,030
                                                        ============     ============

       LIABILITIES AND VENTURERS' DEFICIT

Current liabilities                                     $     30,678           12,878
Payable to AngloGold                                         262,369          187,469
Capital lease obligations                                      4,085              265
Accrued reclamation costs                                     15,042           13,378
                                                        ------------     ------------

              Total liabilities                              312,174          213,990

Venturers' deficit                                           (51,181)         (33,960)
                                                        ------------     ------------

                                                        $    260,993          180,030
                                                        ============     ============


       The condensed statements of operations of the Joint Venture for each of the years in the three-year period ended December 31, 2001 are summarized as follows:


                             2001              2000              1999
                          ------------     ------------     ------------
                                          (in thousands)

Revenue                   $     57,871           68,877           63,704
Operating expenses             (56,188)         (63,894)         (57,666)
Interest expense               (18,385)         (19,442)         (15,605)
Other income (expense)            (269)           1,316            2,177
                          ------------     ------------     ------------
              Net loss    $    (16,971)         (13,143)          (7,390)
                          ============     ============     ============





                                    F-9                             (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                  AND SUBSIDARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000




(5)    INCOME TAXES

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 and 2000 are presented below:


                                                              2001              2000
                                                           ------------     ------------
Deferred tax assets:
    Net operating loss carryforwards                       $    624,000          589,000
    Provisions for asset impairments, related to assets
      held for sale                                             140,000          140,000
                                                           ------------     ------------

                                                                764,000          729,000
Valuation allowance                                            (764,000)        (729,000)
                                                           ------------     ------------

              Net deferred tax assets                      $         --               --
                                                           ============     ============

       At December 31, 2001, the Company has net operating loss carryforwards for income tax purposes of approximately $1,668,000 which expire beginning in 2011 through 2020.

       The Company has not recorded an income tax benefit in 2001 or 2000 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

(6)    COMMON STOCK OPTIONS

       Prior to 1992, certain officers, directors, and employees were granted options to acquire 15,000 shares of common stock, at the discretion of the Company's board of directors. The exercise price of the options was based upon the market value of the common stock on the date of the grant. Such options expire ten years from the date of the grant. As of December 31, 2001, all of these options had been granted.

       During 1992, the Company's board of directors adopted a Directors' Stock Option Plan (the Directors' Plan) and a 1992 Stock Option Plan (the 1992
       Plan). All options available under the Directors' Plan were granted prior to December 31, 1994. During 1997, shareholders approved the 1997 Officers' and Directors' Stock Option Plan pursuant to which 200,000 shares of the Corporation's common stock were reserved for issuance pursuant to options to be granted. The 1992 Plan provided for the grant of options on a discretionary basis to certain employees and consultants. Under each plan, the exercise price cannot be less than the fair market value of the common stock on the date of the grant. The expiration of the options is ten years from the date of the grant.

       During 2001, the Company granted 25,000 options to employees and 2,000 options to nonemployees. The Company recorded compensation expense in 2001 of approximately $8,900 related to options issued to nonemployees.



                                   F-10                             (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                  AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       Changes in stock options for each of the years in the three-year period ended December 31, 2001 are as follows:

                                                                  OPTION PRICE      WEIGHTED AVERAGE
                                                       SHARES       PER SHARE        EXERCISE PRICE
                                                    -----------   ------------      ----------------
Outstanding and exercisable at December 31, 1998        180,000   $  3.00 - 11.00          8.72
      Granted                                            45,000          7.50              7.50
      Exercised                                         (10,000)         3.00              3.00
      Expired                                           (15,000)     3.00 - 10.75          8.17
                                                    -----------

Outstanding and exercisable at December 31, 1999        200,000      6.625 - 11.00         8.78
      Granted                                            25,000          5.9375            5.9375
      Expired                                           (70,000)     7.50 - 11.00          8.64
                                                    -----------

Outstanding and exercisable at December 31, 2000        155,000     5.9375 - 11.00         8.40
      Granted                                            27,000           --               5.25
                                                    -----------

Outstanding and exercisable at December 31, 2001        182,000          7.04              7.04
                                                    ===========


       The weighted average remaining term of options outstanding was 6.3 and
       6.1 years at December 31, 2001 and 2000, respectively.

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


                                                   2001               2000            1999
                                                ------------     ------------     ------------
Net income (loss):
    As reported                                 $    (93,482)          34,332         (370,075)
    Pro forma                                       (205,233)        (111,668)        (706,117)

Basic and diluted earnings (loss) per share:
      As reported                                      (0.05)            0.02            (0.20)
      Pro forma                                        (0.11)           (0.06)           (0.38)




                                   F-11                             (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                  AND SUBSIDARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:


                                                                              RISK-FREE        EXPECTED
                                              DIVIDEND        EXPECTED         INTEREST          LIFE          FAIR VALUE
                                               YIELD         VOLATILITY       RATE RANGE      (IN YEARS)       OF OPTION
                                              --------       ----------       ----------      ----------       ----------
      Options granted in 1999                     0             175%              5.82%           10           $   7.47
      Options granted in 2000                     0             145%              6.26%           10               5.84
      Options granted in 2001                     0              84%              4.10%           10               4.47


       The Black-Scholes option-pricing model provides a mathematical calculation of fair value using the variables above which the Company does not believe represents the fair value in an exchange transaction between unrelated parties.

(7)    COMMITMENTS AND CONTINGENCIES

       The Company has a three-year employment contract with its president that pays an annual salary of $75,000, adjusted annually by the consumer price index, and expires on June 1, 2002. The Company also has a noncancellable lease agreement for office space which requires annual lease payments of $10,800 and expires in July 2002.

       As previously reported, the Sierra Club and Mineral Policy Center filed a complaint in U.S. District Court for the District of Colorado against Cripple Creek & Victor Gold Mining Company (CC&V) and its joint venture partners, including the Company, alleging certain violations of the U.S. Clean Water Act (CWA). The complaint was served on the Company on or about March 13, 2001. The parties' attempt to negotiate a settlement was unsuccessful and CC&V and the named defendants, including the Company, are vigorously defending against this lawsuit.

       The Sierra Club and Mineral Policy Center served additional notices to the Company in letters dated June 29, 2001 and September 28, 2001 of their intent to sue CC&V and potentially its joint venture partners, including the Company, for additional alleged violations of the CWA. This Act provides that no court action can be brought for the 60-day period following the service of such a notice. On or about November 30, 2001, Sierra Club and Mineral Policy Center filed a second complaint in U.S. District Court for the District of Colorado against CC&V and its joint venture partners, including the Company, alleging certain additional violations of the CWA. The complaint was served on the Company on or about November 30, 2001. CC&V and the named defendants, including the Company, believe that activities of the project are in full compliance with the CWA and are also vigorously defending against this second lawsuit.






                                   F-12                             (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                  AND SUBSIDARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000



       The Sierra Club and Mineral Policy Center served another notice to the Company in a letter dated March 6, 2002 of their intent to sue CC&V and potentially its joint venture partners, including the Company, for additional alleged violations of the CWA. The 60-day period following the service of this notice expires on or about May 6, 2002. CC&V is evaluating these latest allegations.

       As of March 8, 2002, the Company is unable to reasonably estimate the possible cost associated with these matters.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

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

23.1           Consent of KPMG LLP

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Form 10-K pursuant to Item 14
       (c).

Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of 2001.