Form 10-Q
period 2002-03-31
GOLDEN CYCLE GOLD CORP
filed 2002-05-15
CIK 719754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number 0-11226



                          GOLDEN CYCLE GOLD CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            COLORADO                                          84-0630963      .
  ------------------------------                      ------------------------
  STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

1515 South Tejon, Suite 201, Colorado Springs, Colorado             80906
-------------------------------------------------------       ----------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (719) 471-9013
                                                      --------------

--------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  XX    NO     .
                                        ----      ----

Number of Shares outstanding at March 31, 2002:      1,888,450

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                                 BALANCE SHEETS

                                                      March 31,
                                                         2002         December 31,
                                                     (unaudited)          2001
                                                     -----------      ------------
ASSETS

Current assets:
    Cash and cash equivalents                        $   324,884      $   570,842
    Short-term investments                             1,287,280          877,304
    Interest receivable and other current assets          30,564           42,261
                                                     -----------      -----------
              Total current assets                     1,642,728        1,490,407

Assets held for sale - water rights (net)                132,680          132,680

Property and equipment, at cost:
    Land                                                   2,025            2,025
    Mineral Claims                                        16,076           16,076
    Furniture and fixtures                                10,718            7,988
    Machinery and equipment                               33,651           33,651
                                                     -----------      -----------
                                                          62,470           59,740
         Less accumulated depreciation                   (34,754)         (33,919)
                                                     -----------      -----------
                                                          27,716           25,821
                                                     -----------      -----------

         Total assets                                $ 1,803,124      $ 1,648,908
                                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities         $    15,837      $    25,932

Shareholders' equity:
    Authorized 3,500,000 shares;  issued
         and outstanding 1,888,450 shares              7,116,604        7,116,604
    Additional paid-in capital                         1,927,736        1,927,736
    Accumulated comprehensive loss                       (30,715)         (30,715)
    Accumulated deficit                               (7,226,338)      (7,390,649)
                                                     -----------      -----------

         Total shareholders' equity                    1,787,287        1,622,976
                                                     -----------      -----------

                                                     $ 1,803,124      $ 1,648,908
                                                     ===========      ===========

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                           FOR THE THREE MONTHS ENDED
                             March 31, 2002 and 2001
                                   (Unaudited)


                                         Three Months Ended
                                    ----------------------------
                                     March 31,        March 31,
                                       2002             2001
                                    -----------      -----------
Revenue:
  Distribution from mining
     joint venture in excess
     of carrying value              $   250,000      $   250,000

Expenses:
  General and administrative            (96,311)         (92,018)
                                    -----------      -----------

     Operating income                   153,689          157,982

Other income,primarily interest          10,622           23,508

     Net income                     $   164,311      $   181,490
                                    -----------      -----------

Income per share                    $      0.09      $      0.10
                                    ===========      ===========

Weighted average common
  shares outstanding                  1,888,450        1,888,450
                                    ===========      ===========

ACCUMULATED DEFICIT:

  Beginning of period               $(7,390,649)     $(7,297,167)
                                    -----------      -----------

  End of period                      (7,226,338)      (7,115,677)
                                    ===========      ===========

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             March 31, 2002 and 2001
                                   (Unaudited)


                                                          2002           2001
                                                        ---------      ---------
Cash flows from operating activities:
  Net income                                            $ 164,311      $ 181,490
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                          835            627
        Decrease in interest receivable
          and other current assets                         11,697         11,042
        Decrease in accounts payable
          and accrued liabilities                         (10,095)        (9,335)
                                                        ---------      ---------

          Net cash provided by operating activities       166,748        183,824
                                                        ---------      ---------

Net cash provided by investing activities:
  Increase in short-term investments, net                (409,976)       (97,064)
  Purchase of equipment                                    (2,730)            --
                                                        ---------      ---------
          Net cash used in investing activities          (412,706)       (97,064)
                                                        ---------      ---------
          Net increase (decrease) in cash and
               cash equivalents                          (245,958)        86,760

Cash and cash equivalents, beginning of period            570,842         91,591
                                                        ---------      ---------

Cash and cash equivalents, end of period                $ 324,884      $ 178,351
                                                        =========      =========

                                                        $ 354,825      $ 108,051
                                                        =========      =========

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

         These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

(2) INVESTMENT IN JOINT VENTURE

         The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2002, the Company's share of accumulated unrecorded losses from the Joint Venture was $16,954,858.

(3) EARNINGS PER SHARE

         Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. There are no dilutive securities outstanding during the three months ended March 31, 2002 or March 31, 2001.

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

         The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $290 million were outstanding at March 31, 2002. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

         Cash provided by operations was approximately $167,000 and $184,000 in the 2002 and 2001 periods, respectively. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 15, 2002. No further distributions are expected from the Joint Venture during the remainder of 2002.

         The Company's working capital was approximately $1,627,000 at March 31, 2002 compared to $1,464,000 at December 31, 2001. Working capital increased by approximately $163,000 at March 31, 2002 compared to December 31, 2001.

         Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for the coming year, barring unforeseen events. Although there can be no assurance, the Company anticipates the closure of its sale of certain Water Rights to the City of Cripple Creek during the year 2002 which will provide additional working capital. The Company anticipates that its Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner. If opportunities to economically pursue or expand Philippine or Nevada operations, or any other opportunity are available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be derived from the properties.

Results of Operations

         The Company had net income, for the three months ended March 31, of approximately $164,000 in 2002, compared to net income of approximately $181,000 in the comparable 2001 period.

         The decrease in net income for the first three months of 2002 compared with the corresponding period in 2001 was due to increased general and administrative expenses associated with exploration activities.

         The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2002, the Company's share of accumulated unrecorded losses from the Joint Venture was $16,954,858.

         The Joint Venture incurred a net loss of approximately $4.4 million for the three months ended March 31, 2002 as compared to a net loss of $4.3 million for the corresponding period in 2001. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently near recent historically low levels, volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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


                               THE GOLDEN CYCLE GOLD CORPORATION
                               ---------------------------------
                                       (Registrant)



                               /s/ R. Herbert Hampton
                               -------------------------------------------------
                               R. Herbert Hampton
                               President, C.E.O. and Treasurer
                               (as both a duly authorized officer of Registrant and as principal financial officer of Registrant)
May 13, 2002