Form 10-Q
period 2002-06-30
GOLDEN CYCLE GOLD CORP
filed 2002-08-14
CIK 719754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number 0-11226


                          GOLDEN CYCLE GOLD CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          COLORADO                                               84-0630963
-------------------------------                              ----------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

1515 South Tejon, Suite 201, Colorado Springs, Colorado            80906
-------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (719) 471-9013
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

Number of Shares outstanding at June 30, 2002:      1,888,450

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                                 BALANCE SHEETS

                                                       June 30,
                                                        2002          December 31,
                                                    (unaudited)           2001
                                                   --------------    --------------
ASSETS

Current assets:
    Cash and cash equivalents                      $      346,086    $      570,842
    Short-term investments                              1,096,276           877,304
    Interest receivable and other current assets           55,328            42,261
                                                   --------------    --------------

              Total current assets                      1,497,690         1,490,407

Assets held for sale - water rights (net)                 132,680           132,680

Property and equipment, at cost:
    Land                                                    2,025             2,025
    Mineral property development costs                     20,657            16,076
    Furniture and fixtures                                 11,626             7,988
                                                   --------------    --------------
    Machinery and equipment                                33,651            33,651
                                                           67,959            59,740
                                                   --------------    --------------
         Less accumulated depreciation                    (35,587)          (33,919)
                                                   --------------    --------------
                                                           32,372            25,821

         Total assets                              $    1,662,742    $    1,648,908
                                                   ==============    ==============
Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities       $       17,619    $       25,932

Shareholders' equity:
    Authorized 3,500,000 shares;  issued
         and outstanding 1,888,450 shares               7,116,604         7,116,604
    Additional paid-in capital                          1,927,736         1,927,736
    Accumulated comprehensive loss                        (30,715)          (30,715)
                                                   --------------    --------------
    Accumulated deficit                                (7,368,502)       (7,390,649)

                                                   --------------    --------------
         Total shareholders' equity                     1,645,123         1,622,976

                                                   $    1,662,742    $    1,648,908
                                                   ==============    ==============

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                  STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                             AND ACCUMULATED DEFICIT
                       FOR THE THREE AND SIX MONTHS ENDED
                             June 30, 2002 and 2001
                                   (Unaudited)


                                    Three Months Ended                Six Months Ended
                                         June 30,                        June 30,
                              ------------------------------    ------------------------------
                                  2002             2001             2002             2001
                              -------------    -------------    -------------    -------------
Revenue:
  Distribution from mining
   joint venture in excess
   of carrying value          $          --    $          --    $     250,000    $     250,000
                              -------------    -------------    -------------    -------------
   Total operating revenue               --               --          250,000          250,000

Expenses:
  Exploration                       (36,026)         (14,463)         (54,070)         (18,463)
  General and administrative       (114,537)         (99,517)        (192,805)        (187,535)
                              -------------    -------------    -------------    -------------
   Total expenses                  (150,563)        (113,980)        (246,874)        (205,998)
                              -------------    -------------    -------------    -------------

   Operating income                (150,563)        (113,980)           3,126           44,002

Other income and (expense):
  Interest and other income           8,399           19,575           19,021           43,083
                              -------------    -------------    -------------    -------------

   Net income                 $    (142,164)   $     (94,405)   $      22,147    $      87,085
                              -------------    -------------    -------------    -------------

Income per share              $       (0.08)   $       (0.05)   $        0.01    $        0.05
                              =============    =============    =============    =============

Weighted average common
shares outstanding                1,888,450        1,888,450        1,888,450        1,888,450
                              =============    =============    =============    =============

ACCUMULATED DEFICIT:

Beginning of period           $  (7,226,338)   $  (7,115,677)   $  (7,390,649)   $  (7,297,167)
                              -------------    -------------    -------------    -------------

End of period                 $  (7,368,502)   $  (7,210,082)   $  (7,368,502)   $  (7,210,082)
                              =============    =============    =============    =============

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             June 30, 2002 and 2001
                                   (Unaudited)

                                                         2002              2001
                                                     --------------    --------------
Cash flows from operating activities:
   Net income                                        $       22,147    $       87,085
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation expense                                  1,668             1,256
        Decrease (increase) in interest receivable
           and other current assets                         (13,067)           24,371
        Decrease in accounts payable
           and accrued liabilities                           (8,313)           (2,932)
                                                     --------------    --------------
           Net cash provided by
                operating activities                          2,435           109,780
                                                     --------------    --------------

Net cash provided by investing activities:
   Increase in short-term investments                      (218,972)          (34,297)
   Mineral property development costs                        (4,581)               --
   Purchase of property and equipment                        (3,638)               --

                                                     --------------    --------------
           Net cash used in
                investing activities                       (227,191)          (34,297)
                                                     --------------    --------------

           Net increase (decrease) in cash and
                cash equivalents                           (224,756)           75,483

Cash and cash equivalents, beginning of period              570,842            91,591
                                                     --------------    --------------

Cash and cash equivalents, end of period             $      346,086    $      167,074
                                                     ==============    ==============

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

(2)  INVESTMENT IN JOINT VENTURE

         The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2002, the Company's share of accumulated unrecorded losses from the Joint Venture was $17,772,458.

(3)  EARNINGS PER SHARE

         Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. There are 175,000 shares of dilutive securities outstanding during the six months ended June 30, 2002. There were no dilutive securities outstanding during the three months ended March 31, 2002 or March 31, 2001, or during the six months ended June 30, 2001.

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

         The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $325 million were outstanding at June 30, 2002. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

         Cash provided by operations was approximately $2,000 and $110,000 in the 2002 and 2001 periods, respectively. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 15, 2002. No further distributions are expected from the Joint Venture during the remainder of 2002.

         The Company's working capital was approximately $1,480,000 at June 30, 2002 compared to $1,464,000 at December 31, 2001. Working capital increased by approximately $16,000 at June 30, 2002 compared to December 31, 2001.

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

Results of Operations

         The Company had net income, for the six months ended June 30, of approximately $22,000 in 2002, compared to net income of approximately $87,000 in the comparable 2001 period.

         The decrease in net income for the first six months of 2002 compared with the corresponding period in 2001 was due to increased exploration activities and slightly increased general and administrative expenses during the 2002 period, and markedly decreased interest revenue from investments due to lower prevailing interest rates during 2002 to date.

         The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2002, the Company's share of accumulated unrecorded losses from the Joint Venture was $17,772,458.

         The Manager reported that the Joint Venture incurred a net loss of approximately $8.7 million for the six months ended June 30, 2002 as compared to a net loss of $8.3 million for the corresponding period in 2001. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently near recent historically low levels, volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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


                                               THE GOLDEN CYCLE GOLD CORPORATION
                                               ---------------------------------
                                                        (Registrant)

CERTIFICATION OF PERIODIC REPORT

I, R. Herbert Hampton, Chief Executive Officer of Golden Cycle Gold Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                            /s/ R. HERBERT HAMPTON
                            ----------------------------------------------------
                            R. Herbert Hampton
                            President, C.E.O. and Treasurer
                            (as both a duly authorized officer of Registrant and as principal financial officer of Registrant)

August 13, 2002