Form 10-Q
period 2002-09-30
GOLDEN CYCLE GOLD CORP
filed 2002-11-15
CIK 719754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number 0-11226



                          GOLDEN CYCLE GOLD CORPORATION
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               COLORADO                                       84-0630963
--------------------------------                       -------------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

1515 South Tejon, Suite 201  , Colorado Springs, Colorado             80906
--------------------------------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (719) 471-9013

---------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ].

Number of Shares outstanding at September 30, 2002:      1,888,450

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                                 BALANCE SHEETS


                                                          SEPTEMBER 30,       DECEMBER 31,
                                                             2002                 2001
                                                          (UNAUDITED)
                                                       -----------------    -----------------
ASSETS

Current assets:
    Cash and cash equivalents ..................          $   379,811           $   570,842
    Short-term investments .....................              897,470               877,304
    Interest receivable and other current assets               46,708                42,261
                                                          -----------           -----------
         Total current assets ..................            1,323,989             1,490,407

Assets held for sale - water rights (net) ......              132,680               132,680

Property and equipment, at cost:
    Land .......................................                2,025                 2,025
    Mineral property development costs .........               20,657                16,076
    Furniture and fixtures .....................               11,626                 7,988
    Machinery and equipment ....................               36,797                33,651
                                                          -----------           -----------
                                                               71,105                59,740
         Less accumulated depreciation .........              (36,421)              (33,919)
                                                          -----------           -----------
                                                               34,684                25,821
                                                          -----------           -----------
         Total assets ..........................          $ 1,491,353           $ 1,648,908
                                                          ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities ...          $    13,278           $    25,932
Shareholders' equity:
    Authorized 3,500,000 shares;  issued
         and outstanding 1,888,450 shares ......            7,116,604             7,116,604
    Additional paid-in capital .................            1,927,736             1,927,736
    Accumulated comprehensive loss .............              (30,715)              (30,715)
    Accumulated deficit ........................           (7,535,550)           (7,390,649)
                                                          -----------           -----------
         Total shareholders' equity ............            1,478,075             1,622,976
                                                          -----------           -----------
                                                          $ 1,491,353           $ 1,648,908
                                                          ===========           ===========


                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                  STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                             AND ACCUMULATED DEFICIT
                       FOR THE THREE AND NINE MONTHS ENDED
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   SEPTEMBER 30,                               SEPTEMBER 30,
                                        -------------------------------------           -------------------------------------
                                           2002                     2001                   2002                     2001
                                        ------------            -------------           ------------            -------------
Revenue:
   Distribution from mining
      joint venture in excess
      of carrying value .....            $      --               $      --               $   250,000             $   250,000
                                         -----------             -----------             -----------             -----------
      Total operating revenue                   --                      --                   250,000                 250,000

Expenses:
   Exploration ..............                (87,062)                (27,405)               (141,131)                (45,868)
   General and administrative                (86,432)                (64,069)               (279,237)               (251,604)
                                         -----------             -----------             -----------             -----------
      Total expenses ........               (173,494)                (91,474)               (420,368)               (297,472)
                                         -----------             -----------             -----------             -----------

      Operating loss ........               (173,494)                (91,474)               (170,368)                (47,472)

Other income:
   Interest and other income                   6,445                  15,471                  25,467                  58,554
                                         -----------             -----------             -----------             -----------

      Net income (loss) .....            $  (167,048)            $   (76,003)            $  (144,901)            $    11,082
                                         -----------             -----------             -----------             -----------


Income (loss) per share .....            $        (0)            $        (0)            $        (0)            $         0
                                         ===========             ===========             ===========             ===========

Weighted average common
   shares outstanding basic
   and diluted ..............              1,888,450               1,888,450               1,888,450               1,888,450
                                         ===========             ===========             ===========             ===========

ACCUMULATED DEFICIT:

   Beginning of period ......            $(7,368,502)            $(7,210,082)            $(7,390,649)            $(7,297,167)
                                         -----------             -----------             -----------             -----------

   End of period ............            $(7,535,550)            $(7,286,085)            $(7,535,550)            $(7,286,085)
                                         ===========             ===========             ===========             ===========

                          GOLDEN CYCLE GOLD CORPORATION
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                                      2002                     2001
                                                                  -----------              ----------
Cash flows from operating activities:
    Net income (loss) ..............................               $(144,901)               $  11,082
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation expense .....................                   2,502                    1,883
          Decrease (increase) in interest receivable
            and other current assets ...............                  (4,447)                   4,568
          Decrease in accounts payable
            and accrued liabilities ................                 (12,654)                  (4,223)
                                                                   ---------                ---------
            Net cash provided by (used in)
                 operating activities ..............                (159,500)                  13,310
                                                                   ---------                ---------

Cash flows from investing activities, net
    Decrease (increase) in short-term investments ..                 (20,166)                 255,999
    Purchase of property and equipment .............                  (6,784)                  (6,075)
    Mineral property development costs .............                  (4,581)                    --
                                                                   ---------                ---------
            Net cash provided by (used in)
                 investing activities ..............                 (31,531)                 249,924
                                                                   ---------                ---------

            Net increase (decrease) in cash and
                 cash equivalents ..................                (191,031)                 263,234

Cash and cash equivalents, beginning of period .....                 570,842                   91,591
                                                                   ---------                ---------

Cash and cash equivalents, end of period ...........               $ 379,811                $ 354,825
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

(2)  INVESTMENT IN JOINT VENTURE

         The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of September 30, 2002, the Company's share of accumulated unrecorded losses from the Joint Venture was $18,637,058.

(3)  EARNINGS PER SHARE

         Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. There were 177,000 shares of dilutive securities outstanding during the nine months ended September 30, 2002 not reported in loss per share for the three and nine months ended September 30, 2002, as they would be anti-dilutive due to net loss. There were no dilutive securities outstanding during the nine months ended September 30, 2001.

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

         The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $339 million were outstanding at September 30, 2002. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

         Cash used by operations was approximately $159,000 in the nine months ended September 30, 2002 compared to cash provided by operations of approximately $13,000 during the same period in 2001. Prior to 1993, the $250,000 Minimum Annual

Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture January 15, 2002. No further distributions are expected from the Joint Venture during the remainder of 2002.

         The Company's working capital was approximately $1,311,000 at September 30, 2002 compared to $1,464,000 at December 31, 2001. Working capital decreased by approximately $153,000 at September 30, 2002 compared to December 31, 2001.

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

Results of Operations

         The Company had a net loss, for the nine months ended September 30, of approximately $145,000 in 2002, compared to net income of approximately $11,000 in the comparable 2001 period.

         The net loss for the first nine months of 2002 compared with the corresponding period in 2001 was due to increased exploration activities and slightly increased general and administrative expenses during the 2002 period, and markedly decreased interest revenue from investments due to lower prevailing interest rates during 2002 to date.

         The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of September 30, 2002, the Company's share of accumulated unrecorded losses from the Joint Venture was

$18,637,058.

         The Manager reported that the Joint Venture incurred a net loss of approximately $12.9 million for the nine months ended September 30, 2002 as compared to a net loss of $11.7 million for the corresponding period in 2001. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently near recent historically low levels, volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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

         PART II - OTHER INFORMATION

         Item 1 through 3 are not being reported due to a lack of circumstances that require a response.

         Item 4.  Controls and Procedures.

                  a. Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

                  b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

         Item 5.  Other Information.  None.

         Item 6.  Exhibits and Reports on Form 8-K.

                  99.1 -- Certification of Chief Financial Officer


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


                                        THE GOLDEN CYCLE GOLD CORPORATION
                                        ---------------------------------
                                        (Registrant)

CERTIFICATION OF PERIODIC REPORT

I, R. Herbert Hampton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden Cycle Gold Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002


                         /s/ R. Herbert Hampton
                         -------------------------------------------------------
                         R. Herbert Hampton
                         President, C.E.O. and Treasurer
                         (as both a duly authorized officer of Registrant and
                         as principal financial officer of Registrant)

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

   99.1           Certification of Chief Financial Officer