Form 10-K
period 2002-12-31
GOLDEN CYCLE GOLD CORP
filed 2003-04-11
CIK 719754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to               .
                               --------------    --------------

Commission file number 0-11226


                          GOLDEN CYCLE GOLD CORPORATION
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Colorado                                                  84-0630963
------------------------                                    -------------------
(STATE OF INCORPORATION)                                     (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)

Suite 201, 1515 South Tejon,
Colorado Springs, CO                                               80906
----------------------------------------                        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

Registrant's telephone number, including area code:   (719) 471-9013
                                                      --------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
  (Title of Each Class)             (Name of Each Exchange on which registered)
Common Stock, No Par Value                       Pacific Exchange
--------------------------          -------------------------------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                       ---     ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $18,077,891.

                The number of shares of the Registrant's Common Stock, outstanding as of March 21, 2003 was 1,908,450.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (the "2003 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

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


                                     PART I

ITEM 1. BUSINESS

           Golden Cycle Gold Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 19, 1972 for the purpose of acquiring and developing the mining properties (the "Mining Properties") of the Golden Cycle Corporation, located in the Cripple Creek Mining District of Colorado. Unless the context otherwise requires, the terms "Registrant" and "Company" mean Golden Cycle Gold Corporation.

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

           During January 2002, the Company incorporated Golden Cycle Gold Exploration, Inc. ("GCGX"), a wholly-owned subsidiary, under the laws of the State of Nevada, for the purpose of conducting exploration activities for the Company. As of the date of this Annual Report on Form 10-K, the Company has not funded GCGX and GCGX has not conducted exploration activities or commenced operation.

           As of December 31, 2002, the Company had 2 employees.

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

            The Joint Venture Agreement defines an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid and (ii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed to the joint venturers in the proportion of 80% to AngloGold and 20% to the Company. After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to AngloGold and 33% to the Company. Notwithstanding the foregoing, the Company will generally be entitled to receive, in each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves (if that occurs prior to the end of the Initial Phase), a minimum annual distribution of $250,000 (each, a "Minimum Annual Distribution"). The first three Minimum Annual Distributions were not deemed to be a distribution of Net Proceeds to the Company and will not be applied against the Company's share of any Net Proceeds. The Minimum Annual Distributions received on January 15, 1994 and thereafter constitute an advance on Net Proceeds and will be reduce future distributions, if any, allocable to the Company.

            The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the "Initial Loans") to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions. Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers. The audited Joint Venture financial statements reported that as of December 31, 2002, the Joint Venture had $347 million in Initial Loans payable to AngloGold. After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

            The Joint Venture recorded a net loss of $14.3 million for the year ended December 31, 2002 compared to net losses of $17.0 million and $13.1 million for the years ended December 31, 2001 and December 31, 2000 respectively. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and extent of mineralization in the area controlled by the Joint Venture and the efficiency of its mining operations. Further, there can be no assurance that the results of the Joint Venture's operations will reach and maintain a level necessary to repay the Initial Loans, complete the Initial Phase, and thereafter generate net income.

         The Joint Venture completed construction of the required infrastructure for the Cresson mine and began mining operations in 1995, with the first Cresson gold pour occurring on February 14, 1995. The development of the East and North Cresson mines began during the second quarter of 1999 and is continuing. Most of the ore mined during 2002 was from the East Cresson mine, Altman area. Mining will not begin in the East Cresson mine, Wildhorse area, until late 2003 or 2004. The Manager recently notified the Company that the Joint Venture is adjusting its 2003 gold production budget downward from 414,400 troy ounces to 344,000 troy ounces. The reduction in the Joint Venture's gold production budget is a result of the continuation of the problems discussed in "2002 Operational Highlights, Production" below during the first quarter 2003, and continued difficulties encountered with bringing the new crushing plant to design capacity. The Manager noted that this budget change for 2003 adjusts the timing of gold production, and will not affect the life-of-mine projected total gold production.

         2002 Operational Highlights

(The Manager provides the Company with detailed information on the activities and operations of the Joint Venture. The following description of the Joint Venture's operations is derived from information made available by the Manager, upon whom reliance is placed, together with information independently developed by the Company.)

         Production

         2002 Joint Venture gold production, 224,988 troy ounces, was approximately 72% of budget. The Cresson Mine continued to experience difficulties during 2002 with gold recovery from its leach pad. Further, recoverable ounces of gold mined (92.4% of plan), crushed ore production (78% of plan) and recoverable ounce of gold placed on the leach pad facility (53,153 troy ounces less than plan) all contributed to the problem.

         Leach pad recoveries improved during 2002. During 2001 the Manager engaged various consultants to study leach pad gold recovery and recommend improvements to enhance solution flows throughout the leach pad, and subsequently, gold recoveries. The Manager has implemented improved methods of applying solution to the leach pad to increase timely gold recoveries. However, the overall budget shortfall in gold production was caused primarily by the less than budgeted recoverable ounce placement combined with reduced gold productions from ores at depth, which was exacerbated by the ramifications of low solution pH within the leach pad and below plan solution flows caused by limited make-up water additions arising from drought conditions and construction water requirements.

         Approximately 14.5 million tons of ore (79% of budget) at an average grade of 0.038 troy ounces per ton (budget grade 0.033 per ton) and 33.6 million tons of over burden (109% of budget) were mined during 2002. The overall mining stripping ratio was 2.3 compared to a budgeted stripping ratio of 1.96. The departure from the mining plan was intentional. The implementation of the mine expansion program required a change in the current year mine plan to adjust mining operations to the new life of mine mining plan, including an additional lay back of the main Cresson high wall to permit additional depth in the mine. Total crusher production for the year, approximately 13.2 million tons, was 78% of budget. The new crushing facility experienced typical start up problems, the most significant of which was rock bridging over the gyratory crusher. A redesigned, sloped, spider arm guard was installed in December and initial results indicate reduced rock bridging has occurred.

           Revenue and Costs

           In 2002, the Joint Venture sold approximately 224,988 troy ounces of gold and 108,000 troy ounces of silver producing total metal sale revenues of $70.5 million. The Joint Venture cash production costs were unchanged from last year's costs of approximately $186.6 per troy ounce. The Joint Venture had total operating costs of $63.1 million, including depreciation, depletion, and amortization (DD&A) of $20.2 million, and expensed exploration of approximately $1.0 million for the year, compared to $56.2 million, $15.8 million and $0.4 million comparatively for the year ended 2001. Interest expense on the pre-production debt was approximately $20.9 million ($18.4 million in the year
2001), resulting in a loss of $14.3 million. No profit was available for distribution to the venturers, although the Company did receive the Minimum Annual Distribution of $250,000, which will be recouped from future distributions due the Company.

           Mine expansion

           In October 2002, the Joint Venture completed its Cresson Mine expansion project. The Manager expects the expansion of the mine and facilities to increase overall gold production from approximately 250,000 troy ounces of gold per year to approximately 400,000 troy ounces per year. The expansion program included replacing 85 ton and 150 ton trucks with 315 ton trucks and upgraded associated support equipment (including loaders) and facilities to support the new trucks. The program also included construction of a new crushing facility and expansion of the processing facility from three processing lines to four. The expansion program is expected to lower cash operating costs significantly. The 2002 overall mining cost of $0.54 per ton is one of the lowest mining costs in the industry, and is the result of the improved economies of scale of the expansion program. The Manager projects life of mine gold production costs of approximately $175 per troy ounce.

           Ore Reserves and Non-reserve Mineralization

           The Joint Venture is conducting continuing exploration and engineering feasibility work concerning future operations. These activities will serve to direct future exploration drilling programs as well as future development and project planning as part of its determination of the Joint Venture reserves. Recent Joint Venture exploration has been highly successful. The decrease in current reserves is primarily due to depletion. However, approximately 175,000 ounces were deleted from reserves (upper Squaw Gulch) to enable the Joint Venture to use the ground in which it was contained for overburden storage to facilitate the mine expansion.

           Each year CC&V models its gold ore reserves to incorporate the results of its exploration program, new geologic information, revised metallurgical recoveries, revised gold price, new geotechnical data, new pit designs, new operating costs and/or allowances for 2002 depletion. The ore reserves and mineral resources shown for 2002 were modeled using a $325 gold price and a 0.008 ounce per ton (opt) recoverable cutoff grade. Main Cresson, East Cresson and Upper Cresson ore reserves and mineral resources were remodeled this year. A total of 167,494 feet of additional drilling was added (192 drill holes), and all geotechnical data remains as reported at year end 2001. Resources remain restricted to a $400 Lerchs-Grossmann shell envelope around the reserve pits. The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (Independent Mining Consultants, Inc., Mine Reserve Associates, Inc., Mineral Resource Development Associates, Inc., and Mine Development Associates, Inc.) over previous years, and conform to industry standards. The ore reserves are shown on the table below.


          Unaudited CC&V Ore Reserve Estimate as of December 25, 2002*

                         Cripple Creek / Victor District

                              Ore              Gold            Contained         Estimated
                             Tons             Ounces             Gold           Recoverable
                            (000'S)           Per Ton           Ounces            Ounces **
                         -------------     -------------     -------------     -------------
Proven                          63,277             0.037         2,321,487         1,523,849
Probable                        75,289             0.026         1,980,872         1,207,792
                         -------------     -------------     -------------     -------------
Total Reserves, 2002           138,566             0.031         4,302,359         2,731,641
                         =============     =============     =============     =============
Change from 2001               (18,249)                           (708,574)         (375,407)
                         =============                       =============     =============

Notes:  The tonnage is shown in short tons.

* These gold reserve figures were estimated based on a $325 per troy ounce gold price for all district deposits, and are subject to various royalties. There can be no assurance, however, that the Joint Venture can earn a profit when the market price of gold equals or exceeds the gold price used in estimating those reserves.

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


                       CC&V Non-reserve Mineral Resources
                                December 25, 2002

                                Ore              Gold           Contained          Estimated
                               Tons             Ounces             Gold           Recoverable
                              (000'S)           per ton           Ounces            Ounces
                           -------------     -------------     -------------     -------------
Measured Resources                29,753             0.026           787,936           495,238
Indicated Resources               38,897             0.023           884,359           533,679
                           -------------                       -------------     -------------
   Total Measured
   & Indicated Resources          68,650             0.024         1,672,295         1,028,917
                           -------------                       -------------     -------------
Inferred Resources                73,531             0.029         2,128,160         1,391,101
                           -------------                       -------------     -------------
Total Resources, 2002            142,181             0.027         3,800,455         2,420,018
                           =============                       =============     =============
2001                             107,790             0.027         2,954,861         1,820,000
                           -------------                       -------------     -------------
Increase from 2001                34,391                             845,594           600,018
                           =============                       =============     =============

           The increase in total mineral resource tons over the mineral resources of 2001 indicates the success of the Joint Venture's 2002 exploration program. While this new mineralization offers encouraging long-term prospects, there is no guarantee that the results achieved during 2002 will continue into the future, or that the mineral resource ounces of gold shown above will be converted to reserve ounces. Conversion to reserve ounces will depend on future exploration and other factors beyond the control of the Joint Venture, including the market price of gold.

           Environmental Reclamation

           As a leader in high-altitude, semiarid, cold-weather, year-round leaching, CC&V has developed an effective environmental protection and reclamation plan. Ongoing compliance with federal and state regulations includes seismic, fugitive dust, and noise monitoring for the operation's meeting applicable standards for ground and surface water; monitoring rain and snow fall, water and air emissions. Reclamation has continued since 1992. Reclamation is undertaken to support post mining land use for wild life, including elk. Work continued in 2002 on the detoxification of the Victor leach pad with a view to its eventual closure and final reclamation.

           Employment

           AngloGold provides the work force required by the Joint Venture, which has no employees. Employment related to the Joint Venture increased to 295 at December 31, 2002, up from 282 at December 31, 2001. The increased staff was primarily as a result of the implementation of the plan to expand mine production.

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

           Distribution of Proceeds and Other Financial Aspects

           The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 2003. Subsequent payments of the same amount are scheduled to be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining. The payments made on

January 15, 1994 and subsequent annual payments constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of net proceeds. After recovery by the Manager of these advances, if the Company's share (20% in the Initial Phase) of Net Proceeds exceeds the applicable Minimum Annual Distribution after recouping any advanced distributions, the larger amount will be distributed to the Company. The Joint Venture recorded a net loss of $14.3 million for the year ended December 31, 2002.

           The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as income. During 1992, the Company's share of Joint Venture losses exceeded the remaining carrying value of the investment and, accordingly, the investment was reduced to zero. The Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, if at all, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. There can be no assurance that the Joint Venture's future operations will be profitable.

           As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company has not recorded its share of the Joint Venture net loss for the 2002 period ($2,863,600), 2001 period ($3,394,200),
2000 period ($2,629,000), 1999 period ($1,478,000), 1998 period ($2,363,600),
1997 period ($2,168,800), nor its share of the Joint Venture's net income for the 1996 period ($386,000), and did not record its share of the Joint Venture's losses in 1995, 1994 and 1993 ($730,800, $1,870,000 and $1,707,600
respectively). The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($18,924,658 as of December 31, 2002) are recovered.


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

           First Supplemental Agreement to the BGA

           Phase I of the exploration effort on the five SAR claims was completed in May 1998. This effort consisted of geological mapping, grid soil sampling and analysis, and stream sediment and water analysis. This work indicates the presence of sizable areas interpreted to be anomalous gold concentrations. These must be further tested through trenching, tunneling and drilling to properly evaluate the gold potential. The Phase II exploration could not be carried out as the old leased claims have not as of this date been awarded the Mineral Production Sharing Agreement (MPSA) as required by the 1995 Philippine Mining Law. Thus, all work on this project has been placed on a standby basis until the MPSA is awarded to the claim owner. The Company expects to expend approximately $6,000 during 2003 to maintain GCPI on a standby status.


OTHER OPPORTUNITIES

           During 2001 the Company acquired two promising claim groups in Nevada, the Table Top and the Illipah gold prospects, and initiated a selective property search in Colorado. During first quarter 2002 the Company incorporated a wholly owned subsidiary, Golden Cycle Gold Exploration, Inc., to independently direct its exploration efforts. As of the date of this report, the Company has not yet funded the exploration company.

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

           The Company's intended exploration target will be the discovery of a high grade mineralized gold vein system at depth, to be developed by a phased exploration program. The Company intends to obtain all possible exploration results from the exploration programs of other companies ongoing around the property and integrate those results with its database during 2003.

           ILLIPAH

           The Illipah claim group is part of the Alligator Ridge - Bald Mountain trend and lies along the southern projection of the main Carlin trend. Past production and reserves for the Alligator Ridge - Bald Mountain trend are about 4 million troy ounces of gold. A small near surface deposit at Illipah (1.9 million tons at 0.048 oz/ton Au) produced about 37,000 ounces of gold in a surface mine / heap leach operation during the late 1980's.

           The Illipah target is formed at the contact of the Chainman shale and the underlying Joana limestone. The main structural feature is a north-south tending anticline that is overturned to the east. The anticline forms a prominent ridge bounded by faults parallel to the axis of the anticline, which exhibit both strike and dip slip movement. This folding and subsequent faulting has created a series of en-echelon shears which create excellent plumbing and ground preparation. Strong jasperoid along the structures and in the crest of the anticline can be traced for a strike length of more than six miles.

           Previous exploration on this property focused on developing near surface, bulk minable gold ore reserves. Golden Cycle Gold's intended exploration target will be the discovery of a high grade mineralized gold vein system at depth, to be developed by a phased exploration program. During 2002 the Company assembled, organized and packaged all available exploration information on Illipah and developed a marketing package for the property which clearly portrays the Company's geologic concept of mineralization on the property. The Company intends to initiate efforts to interest a large gold mining company in the property and its complete exploration and development during 2003.


           COLORADO

           A highly selective exploration effort is underway in the Company's home state of Colorado, which the Company believes is currently being overlooked by both junior and major mining companies. The Company will continue to emphasize exploration in western Colorado during 2003.


           CHINA

           During 2002 China opened its gold markets and further changed its mineral property ownership restrictions to permit foreign companies to own majority interests in precious metal mineral properties / prospects. The changes in Chinese laws have not gone unnoticed by the Company and its competitors. Several gold mining companies have obtained mining prospects and properties within China, and have been favorably recognized in the marketplace for doing so. The Company has initiated efforts to locate and acquire mining and / or exploration rights in China. At this early stage of entry into the market, opportunities appear to exist for the Company in China. The Company intends to continue its efforts to acquire mining interests in China in the year 2003, with the goal of succeeding by the year's end, but can not assure a successful outcome for this effort and expense.


ITEM 2.  PROPERTIES: MINING, OIL AND GAS, AND WATER RIGHTS

           Mining Properties The Joint Venture mining properties consist of owned, leased and optioned mining claims and other land covering more than 4,800 acres of patented mining claims in and around the Cripple Creek Mining District of Teller County, Colorado and include most of the principal formerly-producing mines of the Cripple Creek district. The majority of the above acreage was contributed by the Company to the Joint Venture. Subsequently, the Joint Venture has purchased, leased and optioned additional acreage, and continues to do so as opportunity arises to complete the consolidation of the district.

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

           From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States. It is estimated that approximately 21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation. The Joint Venture has added about 1.875 million troy ounces of gold production to this total during the period 1985 through 2001. The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle. Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts and workings are unsuitable for current operation without substantial rehabilitation. The Joint Venture is not currently and does not anticipate, operating underground. Further information concerning the Joint Venture mining properties, including information concerning unaudited estimates of ore reserves and mineralization, production, and the conduct of mining operations on these properties, is described in Item I, above.

           Oil and Gas Mineral Rights

           The oil and gas properties of the Company are comprised of approximately 7,300 acres of mineral rights in the Penrose Area of Fremont County, Colorado. There is no evidence of successful oil and gas development nearby, with the exception of the Florence, Colorado area. Florence was the site of the first producing wells in Colorado in the 1860's and the area is still producing on a limited scale today. Several years ago, interest was shown in leasing very large acreages of state land about 50 to 70 miles east of the Company's land. No development of that area is visible at this time, nor is it expected in the foreseeable future. The oil and gas properties have no carrying value for balance sheet purposes.

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

           During 2002 the City of Cripple Creek negotiated a separate stipulation agreement with the Beaver Park Water Inc. after the Colorado State water engineer interjected Beaver Park Water Inc. as an objector to the case (even though Beaver Park Water, Inc. had two legal opportunities to object and did not do so) as a condition of withdrawing the State's objection to the transfer. The City of Cripple Creek is working to meet the final conditions of the state water engineer while maintaining the conditions for each of its stipulations with various objectors to the contract. Mr. James Felt, attorney for the City of Cripple Creek is confident that he can arrive at a mutually acceptable settlement. It is likely that the above settlement will require the Company to forego a portion of its Water Right. Though no final contract amount can be established for certain and the timing of any payment under the final contract is yet to be determined, Management believes the final revenue to the Company under this contract will be in the range of $600,000 to $680,000.


ITEM 3.  LEGAL PROCEEDINGS

           As previously reported, the Sierra Club and Mineral Policy Center filed two complaints in U.S. District Court for the District of Colorado against Cripple Creek & Victor Gold Mining Company (CC&V) and its joint venture partners, including the Company, alleging in each case certain violations of the U.S. Clean Water Act (CWA) in connection with the Cresson Project. The first complaint was served on the Company on or about March 13, 2001. Sierra Club and Mineral Policy Center amended this first complaint by adding two additional counts on or about May 6, 2002. The second complaint was served on the Company on or about November 30, 2001. CC&V and the named defendants, including the Company, believe that activities of the project are in full compliance with the CWA and are vigorously defending against both of these lawsuits.

           In separate but related proceedings, CC&V and its joint venture partners, including the Company, entered into two administrative settlements on or about September 11, 2002; one administrative settlement with the U.S. Environmental Protection Agency (EPA), and a second administrative settlement with the Colorado Water Quality Control Division (WQCD). Notwithstanding various available defenses, CC&V and its joint venture partners, including the Company, determined that it was more prudent to resolve the allegations made by these two agencies by entering into these two administrative settlements than to pursue costly, divisive, and time-consuming litigation. The two administrative settlements relate to a majority of the allegations made by Sierra Club and Mineral Policy Center in the two lawsuits. CC&V and its joint venture partners, including the Company, have provided the two administrative settlements to the District Court, and are diligently pursuing dismissal of the first complaint, as amended, on the ground that all issues alleged therein have been resolved by the two administrative settlements, and on the ground that the court therefore no longer has jurisdiction over the matter. The Company expended approximately $12,000 during the year 2002 defending against these actions.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company did not submit any matters to a vote of security holders during the fourth quarter of 2002.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

           The Company's Common Stock has been listed and traded on the Pacific Exchange since 1987 (except during the period from July 6, 1994 to August 30,
1994), and from July 1, 1983 until June 30, 1992 was quoted on NASDAQ. The Company's trading symbol is GCC on the Pacific Exchange. The Company's Common Stock has been trading increasingly on the Over the Counter (OTC or pink sheets) market since March 2002, and trades under the symbol GCGC on the OTC. The following table shows the high and low bid price per share on the Pacific Exchange for each calendar quarter since January 1, 2001.

Price Range For:                                    HIGH         LOW
--------------------------------                  --------     --------
Quarter ended December 31, 2002                   $  15.00     $  13.50
Quarter ended September 30, 2002                     15.00        12.30
Quarter ended June 30, 2002                          13.00         8.50
Quarter ended March 31, 2002                         10.00         5.15
Quarter ended December 31, 2001                       5.70         5.05
Quarter ended September 30, 2001                      6.35         5.30
Quarter ended June 30, 2001                           5.75         4.75
Quarter ended March 31, 2001                          5.50         4.75

Bid prices are between dealers and do not include mark-ups, mark-downs, or commissions, nor do they necessarily represent actual transactions.

Holders of the Company's Common Stock

           The number of holders of record of the Company's Common Stock as of March 24, 2003 was 875. The number of beneficial owners for whom shares are held in "street name" as of March 24, 2003 is believed to be more than 500.

Dividends

           The Company has not paid any dividends. The Company does not anticipate the payment of any dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA


                              2002             2001            2000             1999             1998
                          -------------    -------------   -------------    -------------    -------------
Revenues(1)               $     250,000    $     250,000   $     250,000    $     250,000    $     250,000

Other Income                     30,000           86,000         105,000           81,000          113,000

Expenses                        503,000          430,000         321,000          701,000          772,000

Share of Mining Joint
   Venture Losses(2)                 --               --              --               --               --

Net Income (Loss)              (223,000)         (94,000)         34,000         (370,000)        (409,000)

Net Income (Loss)
   Per Share                      (0.12)           (0.05)           0.02            (0.20)           (0.22)

Total Assets                  1,417,000        1,649,000       1,727,000        1,699,000        2,042,000

Long term obligations                --               --              --               --               --


(1) Revenues are comprised of the Minimum Annual Distribution. See Management's Discussion and Analysis below, and Notes to the consolidated financial statements for a description of the accounting for the Minimum Annual Distribution.

(2) The Joint Venture recorded net loss of $14.3 million for the year ended December 31, 2002. The Company has not recorded its share of the Joint Venture net loss for the 2002 period ($2,863,600), 2001 period ($3,394,200), 2000 period
($2,629,000), 1999 period ($1,478,000), or 1998 period ($2,363,600) because its
Joint Venture investment balance was reduced to zero in 1992. The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($18,924,658 as of December 31, 2002) are recovered. See Management's Discussion and Analysis below, and Notes to the consolidated financial statements.

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

           The Company's working capital was $1,233,000 at December 31, 2002 compared to $1,464,000 at December 31, 2001. Working capital decreased by approximately $231,000 December 31, 2001. The decrease was due to decrease in investments and decrease in interest and other receivables.

           Cash used in operating activities was $216,000 in 2002 compared to $43,000 during 2001. The increase in cash used in operations during 2002 was primarily due to increased exploration expenses and reduced cash available from investment interest.

           Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for the coming year, barring unforeseen events. Although there can be no assurance, the Company anticipates the closure of its sale of certain Water Rights to the City of Cripple Creek during the year 2003 which will provide additional working capital. The Company anticipates that its Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner. If opportunities to economically pursue or expand Philippine, Nevada, Colorado operations, or any other opportunity discussed above (see Item 1, Other Opportunities) are available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be derived from the properties.

           Results of Operations

           The Company reported a net loss of $223,000 for the year ended December 31, 2002 as compared to net loss of approximately $94,000 for the year ended December 31, 2001, and net income of approximately $34,000 for 2000. The increased net loss in 2002 compared to 2001 was primarily due to increased exploration expenses related to the Company's search for, and acquisition of exploration properties, and decreased interest revenue during 2002 due to historic lows in prevailing interest rates during year.

           The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company has not recorded its share of Joint Venture income or losses incurred subsequent to the reduction of its investment balance to zero in 1992. The Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped, if any. As of December 31, 2002, the Company's accumulated unrecorded losses from the Joint Venture are $18,924,658. There can be no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to achieve profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and extent of mineralization in the area controlled by the Joint Venture and the efficiency of its mining operations.

           The Joint Venture recorded a net loss of $14.3 million for the year ended December 31, 2002 compared to net losses of $17.0, $13.1, and $7.4 for the years ended December 31, 2001, 2000, and 1999, respectively. (See Distribution of Proceeds and Other Financial Aspects, pages 8 and 9.)

           Effective Recently Issued Accounting Pronouncements

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is not expected to have a material impact on the Company.

           In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Management does not believe that SFAS 146 will have a material effect on the Company during fiscal 2003.

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company's financial statements unless it elects to change from the intrinsic value method to the fair value method. The Company believes that the provisions relating to annual and interim disclosures will change the manner in which we disclose information regarding stock-based compensation.

           In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company is required to adopt the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company has not completed its assessment of the recognition provisions of the Interpretation; however, the impact of the adoption is not expected to have a significant impact on the Company's consolidated financial statements.

           In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities" financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entities that it may be required to consolidate.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company does not hedge, sell forward or otherwise commit any asset on a contingency basis. The Company does not normally commit to multi-year contracts other than employment agreements and office space rental (see Notes to Consolidated Financial Statements, Note 7, Commitments and Contingencies). The Joint Venture, in the course of normal business, periodically executes long term supply contracts to limit its exposure to various supply risks. The Joint Venture has not previously hedged or sold forward gold or other assets for the Joint Venture account.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements and supplementary data required by this item are included herein beginning on page 24.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*


ITEM 11. EXECUTIVE COMPENSATION*


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

           *Information regarding items 10 through 13 has been omitted from this report because the Company intends to file, on or before April 30, 2003, a definitive Proxy Statement pursuant to Regulation 14A, containing the information required by those items, which information is incorporated herein by reference.


                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

                     a. Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within ninety days before the filing date of this Annual Report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

                     b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


Financial Statements                                                        Page
--------------------                                                        ----
Financial Statements of the Registrant:

    Independent Auditors' Report, KPMG LLP                                   23

    Consolidated Balance Sheets, December 31, 2002 and 2001                  24

    Consolidated Statements of Operations for the Years
       Ended December 31, 2002, 2001 and 2000                                25

    Consolidated Statements of Shareholders' Equity for the Years
       Ended December 31, 2002, 2001 and 2000                                26

    Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2002, 2001 and 2000                                27

    Notes to Consolidated Financial Statements                               28

Exhibit Index

           3.1. Articles of Incorporation and By-laws (incorporated by reference to Exhibit 2 to the Company's Form 10 dated May 19, 1983).

           10.1. Amended and Restated Joint Venture Agreement between AngloGold Colorado and the Company dated as of January 1, 1991 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated June 17, 1991).

           10.2 1997 Officers' & Directors' Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 30, 1997).*

           10.3 2002 Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 27, 2002).*

           10.4 Employment Agreement dated August 1, 2002 with R. Herbert Hampton, pages 38-40.

           23.1 Consent of KPMG LLP, page 42.

           99.1 Certification of Principal Executive Officer and Principal Financial Officer, page 41.

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).

Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GOLDEN CYCLE GOLD CORPORATION
                            (Registrant)

                            By /s/ R. HERBERT HAMPTON
                               -------------------------------------------------
                               R. Herbert Hampton, President, Chief Executive Officer, and Treasurer
                               (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)


Dated March 28, 2003


           Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


/s/ R. HERBERT HAMPTON                                        March 28, 2003
-----------------------------------------------               --------------
R. Herbert Hampton, President, Chief                          Date
Executive Officer, and Treasurer (Principal
Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)

/s/ Orville E. Anderson                                       March 28, 2003
-----------------------------------------------               --------------
Orville E. Anderson, Director                                 Date

/s/ Melvin L. Cooper                                          March 28, 2003
-----------------------------------------------               --------------
Melvin L. Cooper, Director                                    Date

/s/ Rex H. Hampton                                            March 28, 2003
-----------------------------------------------               --------------
Rex H. Hampton, Director                                      Date

/s/ Frank M. Orrell                                           March 28, 2003
-----------------------------------------------               --------------
Frank M. Orrell, Director                                     Date



                                  CERTIFICATION

I, R. Herbert Hampton, certify that:

1. I have reviewed this annual report on Form 10-K of Golden Cycle Gold Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                            /s/ R. HERBERT HAMPTON
                            ----------------------------------------------------
                            R. Herbert Hampton
                            President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Golden Cycle Gold Corporation:


We have audited the accompanying consolidated balance sheets of Golden Cycle Gold Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.





                                    KPMG LLP




Denver, Colorado
March 21, 2003

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001



                             ASSETS                                       2002                2001
                                                                      -------------      -------------
Current assets:
     Cash                                                             $     578,212            570,842
     Short-term investments (note 2)                                        640,788            877,304
     Interest receivable and other current assets                            12,618             22,612
     Prepaid insurance                                                       19,144             19,649
     Note receivable from sale of water rights (note 3)                          --                 --
                                                                      -------------      -------------
              Total current assets                                        1,250,762          1,490,407
Assets held for sale - water rights (note 3)                                132,680            132,680
Property and equipment, at cost:
     Land                                                                     2,025              2,025
     Mineral claims                                                          20,657             16,076
     Furniture and fixtures                                                  10,056              7,988
     Machinery and equipment                                                 30,247             33,651
                                                                      -------------      -------------
                                                                             62,985             59,740
     Less accumulation depreciation and depletion                           (29,452)           (33,919)
                                                                      -------------      -------------
                                                                             33,533             25,821
                                                                      -------------      -------------
                                                                      $   1,416,975          1,648,908
                                                                      =============      =============
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                         $      18,252             25,932
Shareholders' equity (note 6):
     Common stock, no par value. Authorized 3,500,000 shares;
         issued and outstanding 1,888,450 shares in 2002 and 2001         7,116,604          7,116,604
     Additional paid-in capital                                           1,927,736          1,927,736
     Accumulated deficit                                                 (7,614,079)        (7,390,649)
     Accumulated other comprehensive loss - foreign currency
         translation adjustment                                             (31,538)           (30,715)
                                                                      -------------      -------------
              Total shareholders' equity                                  1,398,723          1,622,976
Commitments and contingencies (note 7)
                                                                      -------------      -------------
                                                                      $   1,416,975          1,648,908
                                                                      =============      =============

See accompanying notes to consolidated financial statements.

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2002, 2001, and 2000


                                                      2002               2001               2000
                                                  -------------      -------------      -------------
Revenue:
     Distributions from mining joint venture
         in excess of carrying value (note 4)     $     250,000            250,000            250,000
Expenses:
     General and administrative expense                 345,209            374,685            300,955
     Depreciation expense                                 3,759              3,328              2,424
     Exploration expense                                153,934             51,754             16,931
                                                  -------------      -------------      -------------
                                                        502,902            429,767            320,310
                                                  -------------      -------------      -------------
              Operating loss                           (252,902)          (179,767)           (70,310)
Other income (expense):
     Interest and other income                           29,847             86,285            104,662
     Loss on disposal of assets                            (375)                --                (20)
                                                  -------------      -------------      -------------
                                                         29,472             86,285            104,642
                                                  -------------      -------------      -------------
              Net income (loss)                   $    (223,430)           (93,482)            34,332
                                                  =============      =============      =============
Basic and diluted earnings (loss) per share       $       (0.12)             (0.05)              0.02
Basic and diluted weighted average shares
     outstanding                                      1,888,450          1,888,450          1,888,450

See accompanying notes to consolidated financial statements.

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

     Consolidated Statements of Shareholders' Equity and Comprehensive Loss

                 Years ended December 31, 2002, 2001, and 2000

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                                                               COMPREHENSIVE
                                                                                               LOSS - FOREIGN
                                              COMMON STOCK         ADDITIONAL                    CURRENCY
                                          ----------------------     PAID-IN    ACCUMULATED     TRANSLATION
                                           SHARES       AMOUNT       CAPITAL      DEFICIT        ADJUSTMENT         TOTAL
                                          ---------   ----------   ----------   -----------    --------------    -----------
Balance at December 31, 1999              1,888,450   $7,116,604    1,927,736    (7,331,499)          (28,040)     1,684,801
Net income                                       --           --           --        34,332                --         34,332
Foreign currency translation adjustment          --           --           --            --            (2,393)        (2,393)
                                                                                                                 -----------
Comprehensive loss                                                                                                    31,939
                                          ---------   ----------   ----------   -----------    --------------    -----------
Balance at December 31, 2000              1,888,450    7,116,604    1,927,736    (7,297,167)          (30,433)     1,716,740
Net income                                       --           --           --       (93,482)               --        (93,482)
Foreign currency translation adjustment          --           --           --            --              (282)          (282)
                                                                                                                 -----------
Comprehensive loss                                                                                                   (93,764)
                                          ---------   ----------   ----------   -----------    --------------    -----------
Balance at December 31, 2001              1,888,450    7,116,604    1,927,736    (7,390,649)          (30,715)     1,622,976
Net income                                       --           --           --      (223,430)               --       (223,430)
Foreign currency translation adjustment          --           --           --            --              (823)          (823)
                                                                                                                 -----------
Comprehensive loss                                                                                                  (224,253)
                                          ---------   ----------   ----------   -----------    --------------    -----------
Balance at December 31, 2002              1,888,450   $7,116,604    1,927,736    (7,614,079)          (31,538)     1,398,723
                                          =========   ==========   ==========   ===========    ==============    ===========

See accompanying notes to consolidated financial statements.

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001, and 2000

                                                                 2002           2001            2000
                                                              -----------    -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                        $  (223,430)       (93,482)        34,332
     Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
            Depreciation expense                                    3,759          3,328          2,424
            Loss on disposal of assets                                375             --             20
            Decrease (increase) in interest receivable
               and other current assets                             9,994         50,241        (34,364)
            Decrease (increase) in prepaid insurance                  505        (19,649)            --
            (Decrease) increase in accounts payable
               and accrued liabilities                             (7,680)        16,142         (4,288)
                                                              -----------    -----------    -----------
                   Net cash used in operating activities         (216,477)       (43,420)        (1,876)
                                                              -----------    -----------    -----------
Cash flows from investing activities:
     (Increase) decrease in short-term investments, net           236,516        348,796        (61,295)
     Proceeds from sale of assets                                      --             --          1,035
     Proceeds from note receivable                                     --        190,156         12,101
     Purchase of property and equipment, net                      (11,846)       (15,999)        (8,562)
                                                              -----------    -----------    -----------
                   Net cash provided by (used in) investing
                      activities                                  224,670        522,953        (56,721)
                                                              -----------    -----------    -----------
Effect of exchange rate changes on cash                              (823)          (282)        (2,393)
                                                              -----------    -----------    -----------
                   Net increase (decrease) in cash and
                      cash equivalents                              7,370        479,251        (60,990)
Cash and cash equivalents, beginning of year                      570,842         91,591        152,581
                                                              -----------    -----------    -----------
Cash and cash equivalents, end of year                        $   578,212        570,842         91,591
                                                              ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Golden Cycle Gold Corporation (the Company) acquires and explores mining properties and participates in the management of the Cripple Creek and Victor Gold Mining Company (the Joint Venture), its principal investment. The Joint Venture is a precious metals mining company in the Cripple Creek Mining District of Teller County, Colorado. In addition, during 1997, the Company established Golden Cycle Philippines, Inc.
        (GCPI), a wholly owned subsidiary of the Company, in the Republic of the Philippines in order to participate in potential mining opportunities. In January 2002, the Company established Golden Cycle Gold Exploration, Inc. (GCGEI), a wholly owned subsidiary, to conduct exploration activities for the Company. As of March 21, 2003, the Company has not funded GCGEI and GCGEI has not conducted exploration activities or commenced operations.

        (a)     USE OF ESTIMATES

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make various estimates and assumptions in determining the reported amounts of assets, liabilities, revenues, and expenses for each period presented, and in the disclosure of commitments and contingencies. Actual results could differ significantly from those estimates. Changes in these estimates and assumptions will occur based on the passage of time and the occurrence of future events.

        (b)     PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

        (c)     SHORT-TERM INVESTMENTS

                Short-term investments consist of U.S. Treasury Bills and certificates of deposit. U.S. Treasury Bills that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Short-term investments also includes 310 troy ounces of gold bullion purchased by the Company in 2002.

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



                                                                     (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


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

        (g)     FOREIGN CURRENCY TRANSLATION

                The GCPI operations' functional currency is the local currency, the Philippine peso and, accordingly, the assets and liabilities of its Philippines operations are translated into their United States dollar equivalent at rates of exchange prevailing at each balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the periods in which such items are recognized in operations.

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



                                                                     (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


                                                  2002           2001           2000
                                               -----------    -----------    -----------
Net income (loss):
    As reported                                $  (223,430)       (93,482)        34,332
    Pro forma                                     (454,346)      (205,233)      (111,668)

Basic and diluted earnings (loss) per share:
       As reported                                    (.12)         (0.05)          0.02
       Pro forma                                      (.22)         (0.11)         (0.06)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted:

                                                            RISK-FREE
                         DIVIDEND         EXPECTED           INTEREST         EXPECTED LIFE      FAIR VALUE
                          YIELD          VOLATILITY         RATE RANGE          (IN YEARS)       OF OPTION
                         --------        ----------        -------------      -------------      ----------
Options granted in
   2000                         0              145%                6.26%                 10      $    5.84
Options granted in
   2001                         0               84%                4.10%                 10           4.47
Options granted in
   2002                         0               48%                4.61%                 10           9.20

        The Black-Scholes option pricing model provides a mathematical calculation of fair value using the variables above which the Company does not believe represents the fair value in an exchange transaction between unrelated parties.

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

        (j)     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

                In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The pronouncement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that adoption of SFAS No. 143 in 2003 will have a significant impact on its financial condition.




                                    PAGE 30                          (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


                In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002.

                In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Management does not believe that SFAS No. 145 will have a material impact on the Company.

                In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Management does not believe that SFAS 146 will have a material effect on the Company during fiscal 2003.

                In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company's financial statements unless it elects to change from the intrinsic value method to the fair value method. The provisions relating to disclosures have been adopted and are reflected herein.

                In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.



                                    PAGE 31                          (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


                The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company is required to adopt the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company has not completed its assessment of the recognition provisions of the Interpretation; however, the impact of the adoption is not expected to have a significant impact on the Company's consolidated financial statements.

                In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities" financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entities that it may be required to consolidate.

(2)     SHORT-TERM INVESTMENTS

        The Company held certificates of deposit of approximately $738,000 and $776,000 at December 31, 2002 and 2001, respectively. All certificates of deposit held at December 31, 2002 mature within one year.

(3)     NOTES RECEIVABLE AND ASSETS HELD FOR SALE

        The Company owns certain water rights in Fremont County, Colorado, which are under a contract for sale pending regulatory approval. A sale of a portion of the water rights to the City of Cripple Creek for $312,500 closed on December 31, 1996, at which time the Company received cash of $70,000 and a promissory note in the amount of $242,500. The promissory note was due in installments over five years and was paid in full to the Company in December 2001. The sale of the remaining portion of the water rights is pending State government approval.

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




                                    PAGE 32                          (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



        The Joint Venture Agreement, as amended, generally requires AngloGold to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase, as defined, that will terminate when Initial Loans, as defined, have been repaid and when $58 million of Net Proceeds, as defined, has been distributed 80% to AngloGold and 20% to the Company. As of December 31, 2002, Initial Loans were approximately $347 million and no Net Proceeds have been distributed. Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase, the Joint Venture will distribute metal in kind, 67% to AngloGold and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company's future share of Net Proceeds, if any.

        Whether future gold prices and the results of the Joint Venture's operations will reach and maintain a level necessary to repay the Initial Loans, complete the Initial Phase, and thereafter generate net income cannot be assured due to uncertainties inherent in any mining operation. Based on the amount of Initial Loans payable to the manager and the uncertainty of future operating revenues, there is no assurance that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

        The Company's share of 2002 Joint Venture losses which have not been recorded in its consolidated financial statements is approximately $2,863,600. The Company's share of the 2001 and 2000 Joint Venture losses, which have not been recorded in its consolidated financial statements is approximately $3,394,200 and $2,628,600, respectively. As of December 31, 2002, the Company's accumulated unrecorded losses from the Joint Venture are $18,924,658.




                                    PAGE 33                          (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001



The condensed balance sheets of the Joint Venture as of December 31, 2002 and 2001 are summarized as follows:

                     ASSETS                                2002              2001
                                                      --------------    --------------
                                                               (In thousands)
Inventory                                             $       81,139            49,332
Other current assets                                           4,175             3,223
                                                      --------------    --------------

      Total current assets                                    85,314            52,555

Fixed assets and mine development costs, net                 244,042           208,438
                                                      --------------    --------------
                                                      $      329,356           260,993
                                                      ==============    ==============

       LIABILITIES AND VENTURERS' DEFICIT

Current liabilities                                   $       17,081            30,678
Payable to AngloGold                                         347,201           262,369
Capital lease obligations                                     14,492             4,085
Accrued reclamation costs                                     16,331            15,042
                                                      --------------    --------------
      Total liabilities                                      395,105           312,174

Venturers' deficit                                           (65,749)          (51,181)
                                                      --------------    --------------
                                                      $      329,356           260,993
                                                      ==============    ==============


The condensed statements of operations of the Joint Venture for each of the years in the three-year period ended December 31, 2002 are summarized as follows:

                                        2002              2001              2000
                                  --------------    --------------    --------------
                                                    (In thousands)
Revenue                           $       70,462            57,871            68,877
Operating expenses                       (63,123)          (56,188)          (63,894)
Interest expense                         (20,905)          (18,385)          (19,442)
Other income (expense)                      (752)             (269)            1,316
                                  --------------    --------------    --------------
      Net loss                    $      (14,318)          (16,971)          (13,143)
                                  ==============    ==============    ==============


                                    PAGE 34                          (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


(5)     INCOME TAXES

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2002 and 2001 are presented below:

                                                                           2002          2001
                                                                        ----------    ----------

Deferred tax assets:
    Net operating loss carryforwards                                    $  660,000       624,000
    Provisions for asset impairments, related to assets held for
      sale                                                                 140,000       140,000
    Exploration expenditures                                                56,000            --
    Other                                                                    3,000            --
                                                                        ----------    ----------
                                                                           859,000       764,000

Valuation allowance                                                       (859,000)     (764,000)
                                                                        ----------    ----------
          Net deferred tax assets                                       $       --            --
                                                                        ==========    ==========

        At December 31, 2002, the Company has net operating loss carryforwards for income tax purposes of approximately $1,759,000 which expire beginning in 2015 through 2022.

        The Company has not recorded an income tax benefit in 2002 or 2001 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

(6)     COMMON STOCK OPTIONS

        Prior to 1992, certain officers, directors, and employees were granted options to acquire 15,000 shares of common stock, at the discretion of the Company's board of directors. The exercise price of the options was based upon the market value of the common stock on the date of the grant. Such options expire ten years from the date of the grant. As of December 31, 2002, all of these options had been granted and exercised or expired.

        During 1992, the Company's board of directors adopted a Directors' Stock Option Plan (the Directors' Plan) and a 1992 Stock Option Plan (the 1992
        Plan). All options available under the Directors' Plan were granted prior to December 31, 1994. During 1997, shareholders approved the 1997 Officers' and Directors' Stock Option Plan pursuant to which 200,000 shares of the Corporation's common stock were reserved for issuance pursuant to options to be granted. The 1992 Plan provided for the grant of options on a discretionary basis to certain employees and consultants. Under each plan, the exercise price cannot be less than the fair market value of the common stock on the date of the grant. The expiration of the options is ten years from the date of the grant. Options are fully vested on their respective grant date.

        During 2002, the Company granted 25,000 options to directors of the Corporation.



                                    PAGE 35                          (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


        Changes in stock options for each of the years in the three-year period ended December 31, 2002 are as follows:

                                                                                                WEIGHTED
                                                                          OPTION PRICE          AVERAGE
                                                         SHARES            PER SHARE         EXERCISE PRICE
                                                        --------         --------------      --------------

       Outstanding and exercisable at
         December 31, 1999                               200,000          6.625 - 11.00            8.78
           Granted                                        25,000             5.9375                5.9375
           Expired                                       (70,000)          7.50 - 11.00            8.64
                                                        --------
       Outstanding and exercisable at
         December 31, 2000                               155,000          5.9375 - 11.00           8.40
           Granted                                        27,000               --                  5.25
           Expired                                       (30,000)             11.00                7.93
                                                        --------
       Outstanding and exercisable at
         December 31, 2001                               152,000               7.04                7.04
           Granted                                        25,000              11.65               11.65
                                                        --------
       Outstanding and exercisable at
         December 31, 2002                               177,000          5.9375 - 11.65           7.60
                                                        --------


        The weighted average remaining term of options outstanding was 5.9 and
        6.3 years at December 31, 2002 and 2001, respectively.

(7)     COMMITMENTS AND CONTINGENCIES

        The Company has a three-year employment contract with its President that pays an annual salary of $85,000, adjusted annually by the consumer price index, and expires on August 1, 2005. The Company also has a noncancelable lease agreement for office space which requires annual lease payments of $10,800 and expires in July 2003.

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

        As previously reported, the Sierra Club and Mineral Policy Center filed two complaints in U.S. District Court for the District of Colorado against Cripple Creek & Victor Gold Mining Company (CC&V) and its joint venture partners, including the Company, alleging certain violations of the U.S. Clean Water Act (CWA) ostensibly associated with the Cresson Project. The first complaint was served on the Company on or about March 13, 2001. Sierra Club and Mineral Policy Center amended this first complaint by adding two additional counts, which complaint was served on the Company on or about May 6, 2002. The second



                                    PAGE 36                          (Continued)

                          GOLDEN CYCLE GOLD CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


        complaint was served on the Company on or about November 30, 2001. CC&V and the named defendants, including the Company, believe that activities of the project are in full compliance with the CWA and are vigorously defending against both of these lawsuits.

        In a separate but related matter, CC&V and its joint venture partners, including the Company, entered into two administrative settlements on or about September 11, 2002: administrative settlement with the U.S. Environmental Protection Agency (EPA) and administrative settlement with the Colorado Water Quality Control Division (WQCD). Notwithstanding various available defenses, CC&V and its joint venture partners, including the Company, determined that it was more prudent to resolve allegations raised by these two agencies by entering into these two administrative settlements than to pursue costly, divisive, and time consuming litigation with these agencies. The two administrative settlements relate to a vast majority of the allegations raised by Sierra Club and Mineral Policy Center in the two filed lawsuits. CC&V and its joint venture partners, including the Company, have provided the two administrative settlements to the court and are pursuing dismissal of the two lawsuits on res judicata and mootness grounds.

        The Company is notable to estimate a possible range of loss related to this matter. Accordingly, no accrual has been made for this matter as of December 31, 2002.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
   3.1      Articles of Incorporation and By-laws (incorporated by reference to
            Exhibit 2 to the Company's Form 10 dated May 19, 1983).

  10.1      Amended and Restated Joint Venture Agreement between AngloGold
            Colorado and the Company dated as of January 1, 1991 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form
            8-K dated June 17, 1991).

  10.2 1997 Officers' & Directors' Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 30, 1997).*

  10.3 2002 Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 27, 2002).*

  10.4 Employment Agreement dated August 1, 2002 with R. Herbert Hampton, pages 38-40.

  23.1      Consent of KPMG LLP, page 42.

  99.1      Certification of Principal Executive Officer and Principal
            Financial Officer, page 41.

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).