Form 10QSB
period 2003-03-31
GOLDEN CYCLE GOLD CORP
filed 2003-05-20
CIK 719754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number 0-11226



                          GOLDEN CYCLE GOLD CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                              84-0630963
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1515 South Tejon, Suite 201, Colorado Springs, Colorado                 80906
--------------------------------------------------------------------------------
      (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (719) 471-9013
---------------------------------------------------------------------


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.    YES  XX      NO
                                         -------      -------

Number of Shares outstanding at March 31, 2003:  1,908,450

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                          GOLDEN CYCLE GOLD CORPORATION
                          -----------------------------
                                     CONSOLIDATED
                                    BALANCE SHEETS

                                                        March 31,
                                                          2003            December 31,
                                                      (unaudited)            2002
                                                     -------------       -------------
Assets
------
Current assets:
    Cash and cash equivalents                        $    476,250        $    578,212
    Short-term investments                              1,039,056             640,788

    Interest receivable and other current assets           35,512              31,762
                                                     ------------        ------------
           Total current assets                         1,550,818           1,250,762

Assets held for sale - water rights (net)                 132,680             132,680

Property and equipment, at cost:

    Land                                                    2,025               2,025
    Mineral Claims                                         20,657              20,657
    Furniture and fixtures                                 10,056              10,056
    Machinery and equipment                                31,045              30,247
                                                     ------------        ------------
                                                           63,783              62,985
           Less accumulated depreciation                  (30,286)            (29,452)
                                                     ------------        ------------
                                                           33,497              33,533
                                                     ------------        ------------
           Total assets                              $  1,716,995        $  1,416,975
                                                     ============        ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities         $      2,333        $     18,252

Shareholders' equity:
    Common stock, no par value,
    authorized 3,500,000 shares; issued
         and outstanding 1,888,450 shares at
         December 31, 2002, 1,908,450
         shares at March 31, 2003                       7,307,854           7,116,604
    Additional paid-in capital                          1,927,736           1,927,736
    Accumulated comprehensive loss                        (31,538)            (31,538)
    Accumulated deficit                                (7,489,390)         (7,614,079)
                                                     ------------        ------------

           Total shareholders' equity                   1,714,662           1,398,723
                                                     ------------        ------------

                                                     $  1,716,995        $  1,416,975
                                                     ============        ============


                          GOLDEN CYCLE GOLD CORPORATION
                          -----------------------------
                                  CONSOLIDATED
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                ------------------------------------------------

                          FOR THE THREE MONTHS ENDED
                             March 31, 2003 and 2002
                                   (Unaudited)


                                                March 31,            March 31,
                                                  2003                 2002
                                              -------------        -------------

Revenue:

 Distribution from mining
    joint venture in excess
    of carrying value                         $    250,000         $    250,000

Expenses:

 General and administrative                       (130,476)             (96,311)
                                              ------------         ------------

    Operating income                               119,524              153,689

Other income                                         5,165               10,622

    Net income                                $    124,689         $    164,311
                                              ------------         ------------

Income per share                              $       0.07         $       0.09
                                              ============         ============

Weighted average common
 shares outstanding                              1,901,783            1,888,450
                                              ============         ============

Dilutive shares outstanding                        157,000                    -

Fully diluted earnings per share              $       0.06         $       0.09
                                              ============         ============

ACCUMULATED DEFICIT:

 Beginning of period                          $ (7,614,079)        $ (7,390,649)
                                              ------------         ------------


 End of period                                  (7,489,390)          (7,226,338)
                                              ============         ============



                          GOLDEN CYCLE GOLD CORPORATION
                          -----------------------------
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                           FOR THE THREE MONTHS ENDED
                             March 31, 2003 and 2002
                                   (Unaudited)


                                                              2003              2002
                                                           -----------       -----------
Cash flows from operating activities:
   Net income                                              $  124,689        $  164,311
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                              834               835
        Decrease (increase) in interest receivable
           and other current assets                            (3,750)           11,697
        Decrease in accounts payable
           and accrued liabilities                            (15,919)          (10,095)
                                                           ----------        ----------

           Net cash provided by operating activities          105,854           166,748
                                                           ----------        ----------
Cash flows from investing activities:
   Increase in short-term investments, net                   (398,268)         (409,976)
   Purchase of equipment                                         (798)           (2,730)
                                                           ----------        ----------
           Net cash used in investing activities             (399,066)         (412,706)


Cash flows provided by financing activity:
   Proceeds from issuance of common
        stock, net of offering costs                          191,250                 -
                                                           ----------        ----------

           Net decrease in cash and
                cash equivalents                             (101,962)         (245,958)

Cash and cash equivalents, beginning of period                578,212           570,842
                                                           ----------        ----------

Cash and cash equivalents, end of period                   $  476,250        $  324,884
                                                           ==========        ==========


                         GOLDEN CYCLE GOLD CORPORATION
                         -----------------------------

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

     These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

(2)  INVESTMENT IN JOINT VENTURE

     The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2003, the Company's share of accumulated unrecorded losses from the Joint Venture was $19,232,258.

(3)  EARNINGS PER SHARE

     Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. There were 157,000 shares of dilutive securities outstanding during the three months ended March 31, 2003. There were 177,000 shares of dilutive securities outstanding during the year ended December 31, 2002, not reported in loss per share, as they would be anti-dilutive due to net loss.

(4)  STOCK-BASED COMPENSATION

     Stock Options: The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.

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

     Had compensation cost for the Company's stock-based compensation plans been determined on the fair value at the grant dated for awards under those plans consistent with the FASB Statement 123, the Company's net loss and loss per share would have been reduced to pro forma amounts indicated below:

                                                          2002         2001          2000
                                                       ----------   -----------   ----------
     Net income (loss):
         As reported                                   $(223,430)    $ (93,482)   $  34,332
         Pro forma                                      (454,346)     (205,233)    (111,668)

     Basic and diluted earnings (loss) per share:
           As reported                                     (.12)        (0.05)        0.02
           Pro forma                                       (.22)        (0.11)       (0.06)


     No stock options were granted during the three months ended either March 31, 2003 or March 31, 2002. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

                                                            Risk-free     Expected
                                    Dividend    Expected     interest     life (in     Fair value
                                      yield    volatility   rate range     years)       of option
                                    --------   ----------   ----------    ---------    ----------
     Options granted during
     the three months ended
     March 31, 2002                     0                      4.61%         10         $

     Options granted during the
     three months ended March 31,
     2003                               0                      4.10%         10


     The Black-Scholes option-pricing model provides a mathematical calculation of fair value using the variables above which the Company does not believe represents the fair value in an exchange transaction between unrelated parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

     The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $356.5 million were outstanding at March 31, 2003. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

     Cash provided by operations was approximately $106,000 in the three months ended March 31, 2003 compared to cash provided by operations of approximately $167,000 during the same period in 2002. Prior to 1993, the $250,000 Minimum Annual Distribution was classified as an investing cash flow; beginning in 1993, the Minimum Annual Distribution was reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture on January 15, 2003. No further distributions are expected from the Joint Venture during the remainder of 2003.

     The Company's working capital was approximately $1,548,000 at March 31, 2003 compared to $1,233,000 at December 31, 2002. Working capital increased by approximately $315,000 at March 31, 2003 compared to December 31, 2002.

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

Results of Operations
---------------------

     The Company had net income, for the three months ended March 31, 2003, of approximately $125,000, compared to net income of approximately $164,000 in the comparable 2002 period.

     The decrease in net income for the first three months of 2003 compared with the corresponding period in 2002 was primarily due to increased exploration activities during the 2003 period, and decreased interest income from investments due to lower prevailing interest rates during 2003 to date.

     The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2003, the Company's share of accumulated unrecorded losses from the Joint Venture was $19,232,258.

     The Manager reported that the Joint Venture incurred a net loss of approximately $1.5 million for the three months ended March 31, 2003 as compared to a net loss of $4.4 million for the corresponding period in 2002. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is currently near recent historically low levels, volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

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

     Item 4. Controls and Procedures.
     --------------------------------

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

             99.1 - Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE GOLDEN CYCLE GOLD CORPORATION
                                                   (Registrant)



May 19, 2003                            By: /s/ R. Herbert Hampton
                                           -------------------------------------
                                            R. Herbert Hampton
                                            President, C.E.O. and Treasurer
                                            (as both a duly authorized officer
                                            of Registrant and as principal
                                            financial officer of Registrant)



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



May 19, 2003                                /s/ R. Herbert Hampton
                                            ------------------------------------
                                            R. Herbert Hampton
                                            President, C.E.O.
                                            and Treasurer (as both a duly
                                            authorized officer of Registrant and
                                            as principal financial officer of
                                            Registrant)

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------

99.1                       Certification of Chief Financial Officer