Form 10-Q
period 2003-06-30
GOLDEN CYCLE GOLD CORP
filed 2003-08-14
CIK 719754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.   YES  X      NO
                                         ------      -------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   YES         NO     X
                                         ------      -------

Number of Shares outstanding at June 30, 2003:  1,908,450

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                GOLDEN CYCLE GOLD CORPORATION
                                -----------------------------
                                         CONSOLIDATED
                                        BALANCE SHEETS


                                                               June 30,        December 31,
                                                                 2003              2002
                                                             (unaudited)
                                                            -------------     ---------------
Assets
------

Current assets:
    Cash and cash equivalents                                $   556,405        $   578,212
    Short-term investments                                       793,339            640,788
    Interest receivable and other current assets                  21,604             31,762
                                                             -----------        -----------
              Total current assets                             1,371,348          1,250,762

Assets held for sale - water rights (net)                        132,680            132,680


Property and equipment, at cost:

    Land                                                           2,025              2,025
    Mineral claims                                                20,657             20,657
    Furniture and fixtures                                        10,056             10,056
    Machinery and equipment                                       38,457             30,247
                                                             -----------        -----------

                                                                  71,195             62,985

         Less accumulated depreciation                           (31,120)           (29,452)
                                                             -----------        -----------
                                                                  40,075             33,533
                                                             -----------        -----------


         Total assets                                        $ 1,544,103        $ 1,416,975
                                                             ===========        ===========

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:

    Accounts payable and accrued liabilities                 $   17,757   $         18,252


Shareholders' equity:

    Common stock, no par value,
    authorized 3,500,000 shares;  issued
         and outstanding 1,908,450 shares at
         March 31, 2002, 1,888,450
         shares at December 31, 2002                           7,307,854          7,116,604
                                                             ------------       -----------
    Additional paid-in capital                                 1,927,736          1,927,736
    Accumulated comprehensive loss                               (31,538)           (31,538)
                                                             ------------       -----------
    Accumulated deficit                                       (7,677,706)        (7,614,079)

         Total shareholders' equity                            1,526,346          1,398,723
                                                             -----------        -----------
                                                             $ 1,544,103        $ 1,416,975
                                                             ===========        ===========


                                  GOLDEN CYCLE GOLD CORPORATION
                                  -----------------------------
                                          CONSOLIDATED
                          STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
                          --------------------------------------------
                                     AND ACCUMULATED DEFICIT
                                     -----------------------
                               FOR THE THREE AND SIX MONTHS ENDED
                                     June 30, 2003 and 2002

                                           (Unaudited)




                                             Three Months Ended                      Six Months Ended
                                                   June 30,                               June 30,
                                         -----------------------------        -------------------------------
                                             2003             2002                2003              2002
                                         ------------     ------------        -------------     -------------
Revenue:
   Distribution from mining
      joint venture in excess
      of carrying value                  $         -      $         -         $    250,000      $    250,000
                                         -----------      -----------         ------------      ------------
      Total revenue                                -                -              250,000           250,000


Expenses:

   Exploration                               (29,926)         (36,026)             (79,979)          (54,070)
   General and administrative               (162,637)        (114,537)            (243,060)         (192,805)
                                         -----------      -----------          -----------       -----------
      Total expenses                        (192,563)        (150,563)            (323,039)         (246,874)
                                         -----------      -----------          -----------       -----------


      Operating income (loss)               (192,563)        (150,563)             (73,039)            3,126



Other income:
   Interest                                    4,247            8,399                9,412            19,021
                                          -----------      -----------        ------------       -----------

      Net income (loss)                  $  (188,316)     $  (142,164)        $    (63,627)     $     22,147
                                         -----------      -----------         ------------       -----------

Income (loss) per share                  $     (0.10)     $     (0.08)        $      (0.03)     $       0.01
                                         ===========      ===========         ============      ============


Weighted average common
   shares outstanding                      1,897,783        1,888,450            1,903,146         1,888,450
                                         ===========      ===========         ============      ============

Dilutive shares outstanding                  167,000          177,000              167,000           177,000

Fully diluted earnings per share         $         *      $         *         $          *      $          0
                                         ===========      ===========         ============      ============


ACCUMULATED DEFICIT:


   Beginning of period                   $(7,489,390)     $ (7,226,338)       $ (7,614,079)     $(7,390,649)

   End of period                         $(7,677,706)     $ (7,368,502)       $ (7,677,706)     $(7,368,502)


* Not reported as anti-dilutive due to net loss


                          GOLDEN CYCLE GOLD CORPORATION
                          -----------------------------
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                            FOR THE SIX MONTHS ENDED

                             June 30, 2003 and 2002
                                   (Unaudited)



                                                                         2003               2002
                                                                    --------------     -------------
Cash flows from operating activities:
  Net income (loss)                                                   $   (63,627)      $    22,147
  Adjustments to reconcile net income (loss) to


     net cash provided (used) by operating activities:

        Depreciation expense                                                1,668             1,668
        Decrease (increase) in interest receivable
          and other current assets                                         10,158           (13,067)
        Decrease in accounts payable

          and accrued liabilities                                            (495)           (8,313)
                                                                      -----------       -----------
          Net cash provided (used) by
               operating activities                                       (52,296)            2,435
                                                                      -----------       -----------

Net cash provided by investing activities:


  Increase in short-term investments                                     (152,551)         (218,972)

  Mineral property development costs                                            -            (4,581)

  Purchase of property and equipment                                       (8,210)           (3,638)
                                                                      -----------       -----------
          Net cash used in
               investing activities                                      (160,761)         (227,191)
                                                                      -----------       -----------

Cash flows provided by financing activity:

  Proceeds from issuance of common
       stock, net of offering costs                                       191,250                 -
                                                                      -----------       -----------
          Net decrease in cash and
               cash equivalents                                           (21,807)         (224,756)


Cash and cash equivalents, beginning of period                            578,212           570,842
                                                                      -----------       -----------
Cash and cash equivalents, end of period                              $   556,405       $   346,086
                                                                      ===========       ===========


                         GOLDEN CYCLE GOLD CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for a full year.

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


(2)  INVESTMENT IN JOINT VENTURE

     The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2003, the Company's share of accumulated unrecorded losses from the Joint Venture was $19,444,658.


(3)  EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of common stock shares outstanding increased for potentially dilutive common stock shares outstanding during the period.

     The dilutive effect of stock options and their equivalents was calculated using the treasury stock method.

     Stock options to purchase 167,000 and 177,000 common shares were excluded from the treasury stock method calculations because they were antidilutive during the three months ended June 30, 2003 and June 30, 2002 respectively. Stock options to purchase 167,000 common shares were excluded from the treasury stock method calculations because they were antidilutive during the six months ended June 30, 2003.

                         GOLDEN CYCLE GOLD CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(4) STOCK-BASED COMPENSATION

     Stock Options: The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for stock options granted with exercise prices equal to the fair market value of the common stock.

     Had compensation cost for the Company's stock-based compensation plans been determined on the fair value basis at the grant date for awards under those plans consistent with FASB Statement 123, the Company's net loss and loss per share would have been reduced to pro forma amounts indicated below:

                                               Three Months Ended              Six Months Ended
                                                    June 30,                        June 30,
                                         ----------------------------      ----------------------------
                                            2003              2002            2003             2002
                                         ----------        ----------      -----------      -----------
      Net income (loss):
          As reported                    $(188,316)        $(142,164)      $  (63,627)       $  22,147
          Pro forma                       (257,948)         (373,080)        (133,259)        (208,769)

      Basic and diluted earnings
       (loss) per share:
            As reported                      (0.10)            (0.08)           (0.03)            0.01
            Pro forma                        (0.14             (0.20)           (0.07)           (0.11)


     Stock options representing ten thousand shares and twenty five thousand shares respectively, were granted during the six months ended June 30, 2003 and June 30, 2002. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

                                                                            Risk-free        Expected
                                           Dividend         Expected        interest         life (in         Fair value
                                             yield         volatility      rate range         years)          of option
                                         --------------   --------------  --------------   --------------   --------------
      Options granted during
      the six months ended
      June 30, 2002                            0               48%            4.61%              10            $ 9.20
      Options granted during the six
      months ended June 30, 2003               0               53%            3.29%              10            $7.00



         The Black-Scholes option-pricing model provides a mathematical calculation of fair value using the variables above. If the model's input factors differ in the future from those historical factors used in the model, the "fair value of option" calculated by the model will differ from actuality.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


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

     The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $361 million were outstanding at June 30, 2003. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

     After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to AngloGold and 33% to the Company, and the venture participants will be responsible for their proportionate share of the Joint Venture costs.

     During the Initial Phase, the Company is entitled to receive a Minimum Annual Distribution of $250,000. Minimum Annual Distributions received after 1993 constitute an advance of Net Proceeds. Accordingly, such Net Proceeds advances will be recouped from future Net Proceeds distributions, if any, allocable to the Company. Based on the amount of Initial Loans payable to the Manager and the recurring operating losses incurred by the Joint Venture, management of the Company believes that, absent a significant and sustained increase in the prevailing market prices for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

     Cash used by operations was approximately $52,000 in the six months ended June 30, 2003 compared to cash provided by operations of approximately $2,000 during the same period in 2002. The Minimum Annual Distribution is reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations". The Minimum Annual Distribution was received from the Joint Venture on January 15, 2003. No further distributions are expected from the Joint Venture during the remainder of 2003.

     The Company's working capital was approximately $1,354,000 at June 30, 2003 compared to $1,233,000 at December 31, 2002. Working capital increased by approximately $121,000 at June 30, 2003 compared to December 31, 2002.

     Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for the coming year, barring unforeseen events. Although there can be no assurance, the Company anticipates the closure of its sale of certain Water Rights to the City of Cripple Creek during the year 2003, which will provide additional working capital. The Company anticipates that its Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner. If opportunities to economically pursue or expand Philippine or Nevada operations, or any other opportunity are available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if positive cash flow could be derived from the properties.

Results of Operations
---------------------

     The Company had net loss, for the three months ended June 30, 2003 of approximately $188,000, compared to net loss for the corresponding 2002 period of $64,000. Increase in net loss for the three months of 2003 was due to increased general and administrative expenses. The Company had net loss, for the six months ended June 30, 2003, of approximately $64,000, compared to net income of approximately $22,000 in the comparable 2002 period. The decrease from net income to net loss for the first six months of 2003 compared with the corresponding period in 2002, was primarily due to increased exploration activities and increased legal expenses during the 2003 period, and decreased interest income from investments due to lower prevailing interest rates during 2003 to date.

     The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2003, the Company's share of accumulated unrecorded losses from the Joint Venture was $19,444,658.

     The Manager reported that the Joint Venture incurred net losses of approximately $1.1 million for the three months ended June 30, 2003 and $2.6 million for the six months ended June 30, 2003 as compared to net losses of $4.1 million and $8.6 million for the corresponding periods in 2002. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is volatile and subject to speculative movement, a variety of factors beyond the Joint Venture's control, and the efficiency of the Cresson mining operation.

     Whether future gold prices and the results of the Joint Venture's operations will reach and maintain a level necessary to repay the Initial Loans, complete the Initial Phase, and thereafter generate net income cannot be assured. Based on the amount of Initial Loans payable to the Manager and the uncertainty of future revenues, management of the Company believes that, without a significant and sustained increase in the prevailing market price for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

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

     Item 5.  Other Information. None.
     ---------------------------------

     Item 6.  Exhibits and Reports on Form 8-K.
     ------------------------------------------

              Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------

  31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002