Form 10-Q
period 2003-09-30
GOLDEN CYCLE GOLD CORP
filed 2003-11-14
CIK 719754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

or

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  0-11226

GOLDEN CYCLE GOLD CORPORATION

_______________________________________________________________________________

(Exact name of registrant as specified in its charter)

COLORADO	84-0630963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 South Tejon, Suite 201, Colorado Springs, Colorado 80906

(719) 471-9013

_______________________________________________________________________________

 (Address and telephone number of registrant’s principal executive offices and principal place of business)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.

Yes

[ X ]

No

[     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes

[     ]

No

[ X ]

Number of shares outstanding at September 30, 2003:  1,908,450

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

BALANCE SHEETS

September 30, 2003 (unaudited)	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$ 166,852	$ 578,212
Short-term investments	995,567	640,788
Interest receivable and other current assets	45,472	31,762

Total current assets	1,207,891	1,250,762

Assets held for sale – water rights (net)	132,680	132,680

Property and equipment, at cost:
Land	2,025	2,025
Mineral claims	20,657	20,657
Furniture and fixtures	10,056	10,056
Machinery and equipment	38,457	30,247

	71,195	62,985
Less accumulated depreciation	(32,930)	(29,452)

38,265	33,533

Total assets	$ 1,378,836	$ 1,416,975

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$ 3,743	$ 9,312
Accrued Compensation Expense	8,940	8,940

Total Current Liabilities	12,683	18,252

Shareholders’ equity:
Common stock, no par value, authorized 3,500,000 shares;
Issued and outstanding, 1,908,450 shares at September 30, 2003, 1,888,450 shares at December 31, 2002	7,307,854	7,116,604
Additional paid-in capital	1,927,736	1,927,736
Accumulated comprehensive loss	(31,538)	(31,538)
Accumulated deficit	(7,837,899)	(7,614,079)

Total shareholders’ equity	1,366,153	1,398,723

$ 1,378,836	$ 1,416,975

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS

AND ACCUMULATED DEFICIT

FOR THE THREE AND NINE MONTHS ENDED

September 30, 2003 and 2002

(Unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,

2003	2002	2003	2002

Revenue:
Distribution from mining joint venture in excess of carrying value	$ -	$ -	$ 250,000	$ 250,000

Total revenue	-	-	250,000	250,000

Expenses:
Exploration	(61,872)	(87,062)	(141,851)	(141,131)
General and administrative	(102,078)	(86,432)	(345,138)	(279,237)

Total expenses	(163,950)	(173,494)	(486,989)	(420,368)

Operating loss	(163,950)	(173,494)	(236,989)	(170,368)

Other income:
Interest	3,757	6,445	13,169	25,467

Net loss	$ (160,193)	$ (167,048)	$ (223,820)	$ (144,901)

Loss per share	$ (0.08)	$ (0.09)	$ (0.12)	$ (0.08)

Weighted average common shares outstanding	1,908,450	1,888,450	1,904,934	1,888,450

Dilutive shares outstanding	167,000	177,000	167,000	177,000

Fully diluted earnings per share	$ *	$ *	$ *	$ *

ACCUMULATED DEFICIT:

Beginning of period	$ (7,677,706)	$ (7,368,502)	$ (7,614,079)	$ (7,390,649)

End of period	$ (7,837,899)	$ (7,535,550)	$ (7,837,899)	$ (7,535,550)

* Not reported as anti-dilutive due to net loss

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

September 30, 2003 and 2002

(Unaudited)

2003	2002

Cash flows from operating activities:
Net income (loss)	$ (223,820)	$ (144,901)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expense	3,478	2,502
Increase in interest receivable and other current assets	(13,710)	(4,447)
Decrease in accounts payable and accrued liabilities	(5,569)	(12,654)

Net cash used by operating activities	(239,621)	(159,500)

Net cash used by investing activities:
Increase in short-term investments	(354,779)	(20,166)
Mineral property development costs	-	(4,581)
Purchase of property and equipment	(8,210)	(6,784)

Net cash used in investing activities	(362,989)	(31,531)

Cash flows provided by financing activity:
Proceeds from issuance of common stock, net of offering costs	191,250	-

Net decrease in cash and cash equivalents	(411,360)	(191,031)

Cash and cash equivalents, beginning of period	578,212	570,842

Cash and cash equivalents, end of period	$ 166,852	$ 379,811

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

(2)  RELATED PARTY DISCLOSURE

At the end of 2002 Frank M. Orrell and Orville E. Anderson suggested to management that the Company enter into an exploration project in China with Pacific FarEast Minerals, Inc. ("PFEM").  Fully disclosed to the Company at that time and during the time of the events described herein, Mr. Orrell was a director of the Company and Chairman of the Board of PFEM and Mr. Anderson was Chairman of the Company and President of PFEM (because of the newly established mandatory retirement policy, Mr. Anderson did not stand for election at the Company's 2003 Annual Meeting of stockholders). After discussion, the Company entered into a 50/50 oral agreement with PFEM.  Under the oral agreement the Company expended approximately $84,000 to pay for its expenses and those of PFEM in furtherance of an effort to obtain mineral opportunities in China.  On August 7, 2003 the Company informed PFEM that it would require either Mr. Orrell's resignation from the board of the Company and a written contract with PFEM before further expenditure was made on the project, or termination of the oral agreement with PFEM.  Mr. Orrell did not resign from the board of the Company (although he did resign from the board of Golden Cycle Gold Exploration Inc.) and Mr. Anderson, PFEM, declared the agreement terminated and stated further demands upon the Company (by letter dated August 7, 2003).  The Company's board of directors subsequently created a special committee to review the Company's relationship with PFEM comprised of all Company directors not affiliated with PFEM.

The Company has invoiced PFEM for its half of the $84,000 in expenses paid for the joint exploration effort.  Due to the uncertainty of the outcome of the current discussions with PFEM, the Company has established a reserve for the entire amount of accounts receivable due from PFEM as of September 30, 2003.

(3)  INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method.  During 1992, the Company's investment balance in the Joint Venture was reduced to zero.  Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures.  Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.  As of September 30, 2003, the Company's share of accumulated unrecorded losses from the Joint Venture was $20,102,458.

(4)  EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share are computed by dividing net earnings by the weighted average number of common stock shares outstanding increased for potentially dilutive common stock shares outstanding during the period.

The dilutive effect of stock options and their equivalents was calculated using the treasury stock method.

Stock options to purchase 167,000 and 177,000 common shares were excluded from the treasury stock method calculations because they were antidilutive during the three months ended September 30, 2003 and September 30, 2002 respectively.  Stock options to purchase 167,000 common shares were excluded from the treasury stock method calculations because they were antidilutive during the nine months ended September 30, 2003 and 2002.

(5)  STOCK-BASED COMPENSATION

Stock Options: The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for stock options granted with exercise prices equal to the fair market value of the common stock.

Had compensation cost for the Company’s stock-based compensation plans been determined on the fair value basis at the grant date for awards under those plans consistent with FASB Statement 123, the Company’s net loss and loss per share would have been reduced to pro forma amounts indicated below:

Three Months Ended September 30,	Nine Months Ended September 30,

2003	2002	2003	2002

Net income (loss):

As reported	$ (160,193)	(144,901)	(223,820)	22,147
Pro forma	$ (160,193)	(144,901)	(293,452)	(208,769)

Basic and diluted earnings (loss) per share

As reported	$ (0.08)	(0.08)	(0.12)	0.01
Pro forma	$ (0.08)	(0.08)	(0.15)	(0.11)

Stock options representing ten thousand shares and twenty five thousand shares respectively, were granted during the nine months ended September 30, 2003 and September 30, 2002.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

Dividend yield	Expected volatility	Risk-free interest rate range	Expected life (in years)	Fair value of option

Options granted during the nine months ended September 30, 2002	0	48%	4.61%	10	$ 9.20

Options granted during the nine months ended September 30, 2003	0	38%	4.10%	10	$ 6.96

The Black-Scholes option-pricing model provides a mathematical calculation of fair value using the variables above.  If the model’s input factors differ in the future from those historical factors used in the model, the “fair value of option” calculated by the model will differ from actuality.

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

The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company.  Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants.  AngloGold (the “Manager”) reported that Initial Loans, payable to AngloGold, of approximately $369 million were outstanding at September 30, 2003.  Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

Cash used by operations was approximately $240,000 in the nine months ended September 30, 2003 compared to cash used by operations of approximately $160,000 during the same period in 2002.  The Minimum Annual Distribution is reflected as an operating cash flow by reason of the fact that the Joint Venture investment balance was reduced to zero during 1992, as discussed below under "Results of Operations".  The Minimum Annual Distribution was received from the Joint Venture on January 15, 2003.  No further distributions are expected from the Joint Venture during the remainder of 2003.

The Company's working capital was approximately $1,195,000 at September 30, 2003 compared to $1,233,000 at December 31, 2002.  Working capital decreased by approximately $38,000 at September 30, 2003 compared to December 31, 2002.

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

Results of Operations

The Company had net loss, for the three months ended September 30, 2003 of approximately $160,000, compared to net loss for the corresponding 2002 period of $167,000.  Decrease in net loss for the three months of 2003 was due to decreased exploration expenses.  The Company had net losses, for the nine months ended September 30, 2003, of approximately $224,000, compared to net losses of approximately $145,000 in the comparable 2002 period.  The increase in net loss for the first nine months of 2003 compared with the corresponding period in 2002, was primarily due to increased general and administrative expenses during the 2003 period, and decreased interest income from investments due to lower prevailing interest rates during 2003 to date.

The Company accounts for its investment in the Joint Venture on the equity method.  During 1992, the Company's investment balance in the Joint Venture was reduced to zero.  Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures.  Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.  As of September 30, 2003, the Company's share of accumulated unrecorded losses from the Joint Venture was $20,102,458.

The Manager reported that the Joint Venture incurred net losses of approximately $4.35 million for the three months ended September 30, 2003 and $6.95 million for the nine months ended September 30, 2003 as compared to net losses of $4.32 million and $12.88 million for the corresponding periods in 2002.  There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period.  The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is  volatile and subject to speculative movement, a variety of factors beyond the Joint Venture’s control, and the efficiency of the Cresson mining operation.

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

PART II - OTHER INFORMATION

Items 1 through 3 are not being reported due to a lack of circumstances that require a response.

Item 4.  Controls and Procedures.

a.  Evaluation of disclosure controls and procedures.  The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as the end of the period covered by this report (the “Evaluation Date”).  Based upon this evaluation, the Chief Executive Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company’s management in order to allow timely decisions regarding required disclosure.

b.  Changes in internal controls.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

a.  Report on Form 8-K, October 28, 2003

31 - Certifications

32 - Certification of Chief Financial Officer

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ R. Herbert Hampton

THE GOLDEN CYCLE GOLD CORPORATION

(Registrant)

CERTIFICATION OF PERIODIC REPORT

I, R. Herbert Hampton, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Golden Cycle Gold Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and I have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2003

/s/ R. Herbert Hampton

___________________________

R. Herbert Hampton

President, C.E.O. and Treasurer

(as both a duly authorized officer of Registrant and

as principal financial officer of Registrant)

EXHIBIT INDEX

Exhibit No.

Description

31

Certifications

32

Certification of Chief Financial Officer