Form 10-K
period 2003-12-31
GOLDEN CYCLE GOLD CORP
filed 2004-04-14
CIK 719754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For Annual Reports Pursuant to Sections

13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Suite 201, 1515 South Tejon, Colorado Springs, Colorado 80906

(719) 471-9013

_______________________________________________________________________________

 (Address and telephone number of registrant’s principal executive offices and principal place of business)

SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

(Title of Each Class)

(Name of Exchange on which registered)

Common Stock, No Par Value

Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.

Yes

[ X ]

No

[     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes

[ X ]

No

[     ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes

[     ]

No

[ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the most recent completed 2nd quarter:  $19,724,318

Number of shares of the Registrant’s Common Stock, outstanding as of April 13, 2004 was 1,908,450.

DOCUMENTS  INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The primary business of the Company has been its participation in the Cripple Creek & Victor Gold Mining Company (CC&V”), a joint venture (the "Joint Venture") with Anglo Gold (Colorado) Corp. (“AngloGold”, formerly Pikes Peak Mining Company), a wholly-owned subsidiary of AngloGold North America Inc. which is a wholly owned subsidiary of AngloGold Ltd.  The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado.

In addition to its Joint Venture activities, the Company incorporated Golden Cycle Philippines, Inc. ("GCPI"), a wholly-owned subsidiary, under the laws of the Philippines on November 12, 1996.  GCPI entered into an agreement with Benguet Corporation, a Philippine mining company, providing for their joint participation in the exploration, development and production of mining properties in certain areas of the Philippines.  All GCPI exploration work has been placed on a standby basis until a Mineral Profits Sharing Agreement (“MPSA”) is awarded to the claim owner of the Sagittarius Alpha Realty (“SAR”) claims.  See "Golden Cycle Philippines, Inc." for further information regarding the proposed activities of GCPI in the Philippines.

During January 2002, the Company incorporated Golden Cycle Gold Exploration, Inc., a wholly-owned subsidiary, to conduct exploration activities for the Company.  As of this date the Company has not funded Golden Cycle Gold Exploration, Inc.

As of December 31, 2003, the Company had 2 employees.

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

The Joint Venture Agreement defines an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid and (ii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed to the joint ventures in the proportion of 80% to AngloGold and 20% to the Company.  After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to AngloGold and 33% to the Company.  Notwithstanding the foregoing, the Company will generally be entitled to receive, in each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves (if that occurs prior to the end of the Initial Phase), a minimum annual distribution of $250,000 (each, a "Minimum Annual Distribution").  The first three Minimum Annual Distributions were not deemed to be a distribution of Net Proceeds to the Company and will not be applied against the Company's share of any Net Proceeds.  The Minimum Annual Distributions received on January 15, 1994 and thereafter constitute an advance on Net Proceeds and will be recouped against future shares of Net Proceeds to the Company.

The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the "Initial Loans") to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions.  Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers.  The audited Joint Venture financial statements reported that as of December 31, 2003, the Joint Venture had $376.5 million in Initial Loans payable to AngloGold.  After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

The Joint Venture recorded a net loss of $0.5 million for the year ended December 31, 2003 compared to net losses of $14.3 million and $17.0 million for the years ended December 31, 2002 and December 31, 2001 respectively.  There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period.  The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the market price of gold, which is volatile and subject to speculative movement, a variety of factors beyond the Joint Venture’s control, and extent of mineralization in the area controlled by the Joint Venture and the efficiency of its mining operations.

Whether future gold prices and the results of the Joint Venture's operations will reach and maintain a level necessary to repay the Initial Loans, complete the Initial Phase, and thereafter generate net income cannot be assured.

The Joint Venture completed construction of the required infrastructure for the Cresson mine and began mining operations in 1995, with the first Cresson gold pour occurring on February 14, 1995.  In 1996, the Joint Venture completed its first full year of Cresson operations.  The development of the East and North Cresson mines began during the second quarter of 1999.  The Joint Venture began construction of expanded facilities during early 2002, completing the new truck shop, crushing facility, expanded process facility, and expanded valley leach facility by September 2003.

2003 Operational Highlights

(As the Joint Venture’s Manager, AngloGold (Colorado) Inc. provides the Company with detailed information on the activities and operations of the Joint Venture.  The following description of the Joint Venture's operations is derived from information made available by the Manager, upon whom reliance is placed.)

Production

2003 Joint Venture gold production, 283,886 troy ounces, was approximately 83% of the production budget which was revised downward in early 2003 from the original project budget for the year of 414,400 ounces.  As previously reported, the Cresson Mine continued to experience difficulties during 2003 with gold recovery from a portion of its valley leach facility, and recoverable ounces placed.

A portion of the valley leach facility, the Phase II leach pad, which experienced frustrating gold lock up during much of the 2002 and 2003 years yielded improved gold recoveries during the second half of 2003.  CC&V has studied the problem and concluded the leach pad chemistry within the Phase II facility was the primary problem.  CC&V has undertaken remedial actions intended to correct leach pad chemistry and monitor alkalinity levels (pH).  These actions resulted in slow, steady improvement in pH in particular, and increased the pH level to 10.2 during December 2003 (optimal pH level for gold recovery is about 10.5).  Gold is once again flowing on a daily basis from leach pad 3 at a rate of 150 to 350 ounces a day.  Although this represents progress, CC&V is continuing to monitor and test the leach facility to ensure the continued improvement in chemistry.

CC&V experienced problems with its new fleet of Euclid trucks.  Operational readiness rates were significantly below budget and contract specifications.  In accordance with its contract, Euclid made two additional trucks available on-site to provide make-up hours.  The non-availability of trucks reduced CC&V’s ability to move material, and mine management rapidly fell behind in its plan and budget.  As it fell behind, higher grade ore, which the mine plan predicted would be accessible, was not accessible; CC&V was then forced to mine lower grade material.  CC&V now appears to have overcome its truck capacity problems, chiefly through improved maintenance.  CC&V mined and moved material at a 62 million ton a year rate (the budgeted rate was 58 million tons a year) during five of the last six months of the year.  Overall for the year CC&V mined 17.1 million tons of ore and 35.2 million tons of overburden and moved 2.6 million tons of stockpiled ore to the crusher for a total of 54.9 million tons moved.

Throughput on the new primary crusher was reduced by start-up problems, particularly attributed to an ore “bridging” problem.  Bridging occurs when rocks lodge against one another and press against the physical structure near entry, forming a bridge or dome, blocking direct feed to the inner workings of the unit itself.  CC&V has made changes which have resulted in the crushing facility processing at budgeted rates, 20 million tons per year or above in each of the last six months of the year.  Final crushed ore total for the year was 18.7 million tons crushed and placed, at an  average grade of 0.031 troy ounces per ton containing an estimated 586,970 troy ounces of gold (369,218 recoverable ounces of gold).

Revenue and Costs

The Joint Venture sold approximately 281,588 troy ounces of gold and 142,000 troy ounces of silver producing total metal sale revenues of $102.6 million.  The Joint Venture cash production costs for 2003 were approximately $198.92 per troy ounce compared to $186.6 per troy ounce during 2002 and a budget of $177.3 per troy ounce.  The main reason for the higher actual cost per ounce in 2003 compared to the budgeted cost per ounce was the reduced number of ounces produced.  The Joint Venture had total operating costs of $82.3 million, including depreciation, depletion, amortization and accretion (DD&A) of $25.8 million, and expensed exploration of approximately $2.8 million for the year, compared to $62.1 million, $20.1 million and $1.0 million comparatively for the year ended 2002.  Interest expense on the pre-production debt was approximately $22.4 million ($20.9 million in the year 2002) and the cumulative effect of change in accounting principle $4.9 million, resulting in a loss of $0.5 million.  No profit was available for distribution to the venturers, although the Company did receive the Minimum Annual Distribution of $250,000, which will be recouped from future shares of Net Proceeds to the Company.

Ore Reserves and Non-reserve Mineralization

The Joint Venture is conducting continuing exploration and engineering feasibility work concerning future operations.  These activities will serve to direct future exploration drilling programs as well as future development and project planning as part of its determination of the Joint Venture reserves.  Joint Venture exploration has been successful in locating new non-reserve mineral resources during 2003.  The decrease in current reserves is due to depletion.

Each year CC&V models its gold ore reserves to incorporate the results of its exploration program, new geologic information, revised metallurgical recoveries, revised gold price, new geotechnical data, new pit designs, new operating costs and/or allowances for 2003 depletion.  The ore reserves and mineral resources shown for 2003 were modeled using a $325 gold price and a 0.008 ounce per ton (opt) recoverable cutoff grade.  A total of 368,485 feet of additional drilling was added (450 drill holes), and all geotechnical data remains as reported at year end 2003.  Resources remain restricted to a $400 Lerchs-Grossmann shell envelope around the reserve pits.  The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (Independent Mining Consultants, Inc., Mine Reserve Associates, Inc., Mineral Resource Development Associates, Inc., and Mine Development Associates, Inc.) over previous years, and conform to industry standards.  The ore reserves are shown on the table below.

Unaudited CC&V Ore Reserve Estimate as of December 25, 2003*

Cripple Creek / Victor District

Ore Tons (000’S)	Gold Ounces Per Ton	Contained Gold Ounces	Estimated Recoverable Ounces **

Proven	59,433	0.037	2,175,855	1,414,767
Probable	71,330	0.025	1,804,783	1,119,676

Total Reserves, 2003	130,763	0.030	3,980,638	2,534,443

Change from 2002	(7,803)	(321,721)	(197,198)

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

In addition to the estimation of ore reserves, CC&V models other mineralized material which is additional to its ore reserves.  The other mineralized material which CC&V models differs from its ore reserves in that the density of drilling data is lower, the degree of confidence that the mineralization is present in the volume and grade is lower, the material may not have been subjected to metallurgical tests to predict the ability to recover gold from the material, and an economic mine plan to mine the material and recover the gold at a profit may not exist.

The main objective of CC&V’s exploration for 2003 was to delineate the boundaries of two areas of mineralization in the North Cresson exploration area and to increase the drill information available within areas which have previously indicated existing mineralization.  This effort resulted in increasing CC&V’s known inventory of other, non-reserve mineralized material by approximately 11.6 million tons of mineralized material which may contain approximately 754,000 ounces of gold.  This brings CC&V’s total inventory of non-reserve mineralized material to approximately 142 million tons of material which may contain approximately 4.5 million ounces of gold.

While this non-reserve mineralization offers encouraging long-term prospects, and the increase over the mineral resources of 2002 indicates the extent of the success of the Joint Venture exploration program during 2003, there is no guarantee that the non-reserve mineral resource ounces of gold discussed above will be converted to reserve ounces.  As noted above, conversion to reserve ounces will depend on factors beyond the control of the Joint Venture.  For instance, additional drilling may not indicate that sufficient quantities of gold are present, metallurgical testing may indicate that gold cannot be recovered from the material in economic quantities, the market price of gold may not permit the development of an economic mine plan or the economic mining and recovery of gold.  The focus of the Joint Venture’s 2004 exploration program is to develop sufficient additional information in mineral resource areas to enable it to change the classification of a portion of its non-reserve mineral resources to mineral reserve ounces of gold.  It expects to achieve this goal through additional infill drilling, geotech and metallurgical drilling and studies and mining studies.

Environmental Reclamation

CC&V has developed an effective environmental protection and reclamation plan for this high-altitude, semiarid, cold-weather, year-round leaching environment.  Reclamation has continued since 1992 to support post mining land use for wild life, including elk.  Work continued in 2003 on the detoxification of the Victor leach pad with a view to its eventual closure and final reclamation.  The Joint Venture has secured total financial warranties of approximately $41 million to insure its success in completing the final reclamation of the complete property.  Ongoing compliance with federal and state regulations includes seismic, fugitive dust, and noise monitoring for the operation’s meeting applicable standards for ground and surface water; monitoring rain and snow fall, water and air emissions.

Employment

AngloGold provides the work force required by the Joint Venture, which has no employees.  Employment related to the Joint Venture increased to 304 at December 31, 2003, up from 295 at December 31, 2002.  The Joint Venture also employed 18 on a temporary basis at year-end.  The increased staff was the result of the expansion of mine facilities and mine production.

Governmental Regulation

Like all mining operations in the US, the Joint Venture is subject to a multitude of environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA");  the Clean Air Act ("CAA"); the Clean Water Act ("CWA"); the Hazardous Materials Transportation Act ("HMTA"); the Toxic Substances Control Act ("TSCA"), and the Colorado Mined Land Reclamation Act.  The Joint Venture's operations are subject to comprehensive regulation by the US Environmental Protection Agency ("EPA"), the US Mine Safety and Health Administration ("MSHA") and other state and local agencies.  Failure to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties.  If the Joint Venture expands or changes its existing operations or proposes new operations, it may be required to obtain additional or amended permits or authorizations.  In particular, CERCLA, commonly called the "Superfund Act," contains stringent reporting requirements for the release or disposal of hazardous substances, with substantial fines for noncompliance.

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

Distribution of Proceeds and Other Financial Aspects

The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 2003.  Subsequent payments of the same amount are scheduled to be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining.  The payments made on January 15, 1994 and subsequent annual payments of $250,000 constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of net proceeds.  After recovery by the Manager of these advances, if the Company's share (20% in the Initial Phase) of Net Proceeds exceeds the applicable Minimum Annual Distribution after recouping any advanced distributions, the larger amount will be distributed to the Company.  The Joint Venture recorded a net loss of $0.5 million for the year ended December 31, 2003.

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

As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company has not recorded its share of the Joint Venture net loss for the 2003 period ($93,800), 2002 period ($2,863,600), or 2001 period ($3,394,200).  The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($19,018,458 as of December 31, 2003) are recovered.

GOLDEN CYCLE PHILIPPINES, INC. (GCPI)

GCPI and its exploration activities were placed into a standby status in January 1999 for the reasons stated below.

GCPI Background

In January 1997, GCPI signed a comprehensive exploration agreement, the BGA Agreement, with Benguet Corporation (“Benguet”), which provided that all costs and participation will be shared 50/50 by the parties.  In October 1997, the two companies signed the First Supplemental Agreement to the BGA Agreement, which added 1,050 acres of mineral claims held by Benguet to the BGA.  Under the terms of this supplemental agreement, GCPI will earn a 50% interest in these claims in exchange for funding the first $250,000 (about 10 million Philippine pesos) of exploration work.  The claim area lies immediately south of the historic Masara and Hijo gold mines and just north of Benguet’s Kingking copper/gold deposit.

First Supplemental Agreement to the BGA

Phase I of the exploration effort on the five SAR claims was completed in May 1998.  This effort consisted of geological mapping, grid soil sampling and analysis, and stream sediment and water analysis.  This work indicates the presence of sizable areas interpreted to be anomalous gold concentrations.  These must be further tested through trenching, tunneling and drilling to properly evaluate the gold potential.  The Phase II exploration could not be carried out as the old leased claims have not as of this date been awarded the Mineral Production Sharing Agreement (MPSA) as required by the 1995 Philippine Mining Law. Thus, all work on this project has been placed on a standby basis until the MPSA is awarded to the claim owner.  The claim owner, Benguet Corporation, has not applied for an MPSA as of April 2004.  The Company expects to expend approximately $6,000 during 2004 to maintain GCPI on a standby status.

OTHER OPPORTUNITIES

During 2001 the Company acquired two claim groups in Nevada: the Table Top and the Illipah gold prospects.  During first quarter 2002 the Company incorporated a wholly owned subsidiary, Golden Cycle Gold Exploration, Inc., to independently direct its exploration efforts.  As of this report, the Company has not yet funded the exploration company.  Finally, the Company has an on-going exploration program in western Colorado.

Table Top

The Table Top claim group consists of 38 twenty acre claims and lies within the Basin and Range province of north-central Nevada, which over the past forty years has become one of the world’s premier gold producing regions.  The Table Top property can be interpreted to lie within the “Midas” gold bearing zone striking northeast across Nevada, and also as a part of a north-south trend containing the Sleeper Mine, Sandman, Florida Canyon, Rochester and Relief Canyon.  The property is located ten miles west of Winnemucca, Nevada.

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

The Company’s intended exploration target will be the discovery of a high grade mineralized gold vein system at depth, to be developed by a phased exploration program.  During 2004 the Company intends to develop additional regional exploration information.

Illipah

The Illipah claim group consists of 192 twenty acre claims, and is part of the Alligator Ridge - Bald Mountain trend, lying along the southern projection of the main Carlin trend.  Past production and reserves for the Alligator Ridge - Bald Mountain trend are about 4 million troy ounces of gold.  A small near surface deposit at Illipah (1.9 million tons at 0.048 oz/ton Au) produced about 37,000 ounces of gold in a surface mine / heap leach operation.

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

Previous exploration on this property focused on developing near surface, bulk minable gold ore reserves.  Golden Cycle Gold’s intended exploration target will be the discovery of a high grade mineralized gold vein system at depth, to be developed by a phased exploration program.  The Company has assembled, organized and packaged all available exploration information on Illipah and developed a marketing package for the property which portrays the Company’s geologic concept of mineralization on the property.

Colorado

An exploration effort is underway in the Company’s home state of Colorado, which the Company believes is currently being overlooked by both junior and major mining companies.  This exploration is focused on a particular area in southwest Colorado where the Company has developed a geologic concept indicating the possibility of an exploration target which meets the Company’s criterion.  During 2004 the Company will complete a regional study of the target area, including satellite imagery, with the objective of further developing its geologic concept.  The Company will also continue selective search in western Colorado for additional mineral prospects during 2004.

ITEM 2.  PROPERTIES: MINING, OIL AND GAS, AND WATER RIGHTS

Mining Properties  The Joint Venture mining properties consist of owned, leased and optioned mining claims and other land covering more than 4,800 acres of patented mining claims in and around the Cripple Creek Mining District of Teller County, Colorado and include most of the principal formerly-producing mines of the Cripple Creek district.  The majority of the above acreage was contributed by the Company to the Joint Venture.  Subsequently, the Joint Venture has, purchased, leased and optioned additional acreage, and continues to do so as opportunity arises to complete the consolidation of the district.

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

From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States.  It is estimated that approximately 21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation.  The Joint Venture, including a number of joint venture partners, has added about 2.158 million troy ounces of gold production to this total during the period 1985 through 2003.  The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle.  Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts and workings are unsuitable for current operation without substantial rehabilitation.  The Joint Venture is not currently, and does not anticipate, operating underground.

Oil and Gas Mineral Rights

The oil and gas properties of the Company are comprised of approximately 7,300 acres of mineral rights in the Penrose Area of Fremont County, Colorado.  There is no evidence of successful oil and gas development nearby, with the exception of the Florence, Colorado area.  Florence was the site of the first producing wells in Colorado in the 1860s and the area is still producing on a limited scale today.  Several years ago, interest was shown in leasing very large acreages of state land about 50 to70 miles east of the Company's land.  No development of that area is visible at this time, nor is it expected in the forseeable future.  The oil and gas properties have no carrying value for balance sheet purposes.

Water Rights

The Company completed the sale of its Johnson Ditch Water Rights it owned in Fremont County, Colorado to the City of Cripple Creek on December 31, 2003, for $679,098 in the form of a receivable and resulted in a $546,418 gain.  The total revenue to the Company from sale of this Water Right was $991,598, which amount includes the $312,500 which was received by the Company when a portion of the sale to the City of Cripple Creek closed on December 31, 1996.  The Company received payment in full from the City of Cripple Creek, $679,098, on January 7, 2002.  The Company does not have any further Water Rights.

ITEM 3.  LEGAL PROCEEDINGS

As previously reported, the Sierra Club and Mineral Policy Center filed two complaints in U.S. District Court for the District of Colorado against Cripple Creek & Victor Gold Mining Company (CC&V) and its joint venture partners, including the Company, alleging certain violations of the U.S. Clean Water Act (CWA).

(a)

The first ten causes of action in the first of these two cases alleged un-permitted discharges of pollutants into Fourmile Creek and from the Roosevelt Tunnel into Cripple Creek, and discharges of pollutants exceeding permitted amounts from the Carlton Tunnel and Arequa Gulch outfalls; the eleventh and twelfth causes of action in that case concern a discharge permit issued by the Colorado Water Quality Control Division in 1996 for an outfall in Arequa Gulch.  Defendants filed two summary judgement motions:  one for the first ten causes of action and one for the last two causes of action.  The court ruled against the Defendants on the first motion in an order issued March 12, 2004.  Defendants disagree with the court’s analysis and plan to file a motion for reconsideration in April 2004.  No action has been taken on the second motion. It is anticipated that a pre-trial conference will be set in the near future, followed by discovery to be conducted by all parties.  No trial date has been set for this case.

(b)

The second of these two cases relates to seeps asserted to be point-source discharges of Cresson Project drainage from the Moffat Tunnel Cribbing Wall and the Squaw Gulch Pond to Cripple Creek and a tributary thereto in Squaw Gulch.  The Plaintiffs assert and the Defendants deny that the law requires a permit for these seeps.  This case has been set for trial on April 12, 2005.

Plaintiffs have requested injunctive relief and attorney fees.  Management is contesting both of these cases, and is coordinating its own efforts with those of the owner and operator, Cripple Creek & Victor Gold Company ("CC&V"), and the majority owners thereof, AngloGold North America Inc., and Anglo Gold (Colorado) Corp.  The Company is neither the owner nor operator and its interest is limited to its minority interest in CC&V.  Therefore, the likelihood of an unfavorable outcome to the Company cannot be evaluated, and no estimate can be made of the amount or range of potential loss, if any, which might result either to the Company or to its interest in CC&V.

A state circuit-court action pending in Madison County, Illinois was recently amended to allow suit to be initiated against Golden Cycle Gold Corporation "a/k/a Golden Cycle Corporation" for compensatory damages allegedly suffered by an individual who it is asserted worked in 1950 at premises located in Colorado Springs and died in 2002 as a result of exposure to asbestos fibers there and at many other premises where he worked during his long lifetime.  The Company intends to assert, among other things, that it is not successor to Golden Cycle Corporation, or to the premises, and that it is not subject to suit in Illinois.   Management has engaged trial counsel in Illinois to represent the Company in the case, which it intends to defend vigorously.  Discovery is just under way in the matter, and it is impossible to estimate the amount or range of potential loss, if any, which might result to the Company if the matter should come to trial in a court with jurisdiction.

The Company expended approximately $12,500 during the year 2003 defending against these suits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

Market Information

The Company's Common Stock has been listed and traded on the Pacific Exchange since 1987 (except during the period from July 6, 1994 to August 30, 1994).  The Company's trading symbol is GCC on the Pacific Exchange.  The Company’s Common Stock has been trading increasingly on the Over the Counter (OTC Bulletin Board or pink sheets) market since March 2002, and trades under the symbol GCGC on the OTC.  The following table shows the high and low bid price per share on the OTC for each calendar quarter since January 1, 2002.

Price Range For:	HIGH	LOW

Quarter ended December 31, 2003	$ 17.00	$ 12.00
Quarter ended September 30, 2003	15.00	11.00
Quarter ended June 30, 2003	18.00	13.00
Quarter ended March 31, 2003	16.00	13.00
Quarter ended December 31, 2002	$ 15.00	$ 13.50
Quarter ended September 30, 2002	15.00	12.30
Quarter ended June 30, 2002	13.00	8.50
Quarter ended March 31, 2002	10.00	5.15

Bid prices are between dealers and do not include mark-ups, mark-downs, or commissions, nor do they necessarily represent actual transactions.

Holders of the Company's Common Stock

The number of holders of record of the Company's Common Stock as of March 24, 2004 was 875.  The number of beneficial owners for whom shares are held in "street name" as of March 24, 2004 is believed to be more than 500.

Dividends

The Company has not paid any dividends.  The Board of Directors authorized a 5 for 1 stock split subject to shareholder approval of an increase in the number of authorized shares from 3.5 million at present to a proposed 100 million shares at the 2004 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table shows information for all equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders	40,000	8.39	15,000

Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	40,000	8.39	15,000

There were no sales of unregistered securities during the year ended December 31, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

2003	2002	2001	2000	1999

Revenues (1)	$ 250,000	$ 250,000	$ 250,000	$ 250,000	$ 250,000

Other income	581,000	30,000	86,000	105,000	81,000

Expenses	607,000	503,000	430,000	321,000	701,000

Share of Mining Joint Venture Losses (2)	-	-	-	-	-

Net income (loss)	224,000	(223,000)	(94,000)	34,000	(370,000)

Net income (loss) per share	0.12	(0.12)	(0.05)	0.02	(0.20)

Total Assets	1,813,905	1,417,000	1,649,000	1,727,000	1,699,000

Long term obligations	-	-	-	-	-

(1)  Revenues are comprised of the Minimum Annual Distribution.  See Management's Discussion and Analysis below, and Notes to the consolidated financial statements for a description of the accounting for the Minimum Annual Distribution.

(2)  The Joint Venture recorded net loss of $.5 million, $14.3 million, and $17.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.  The Company has not recorded its share of the Joint Venture net loss for the 2003 period ($93,800), 2002 period ($2,863,600) or 2001 period ($3,394,200) because its Joint Venture investment balance was reduced to zero in 1992.  The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company's accumulated unrecorded losses from the Joint Venture ($19,018,458 as of December 31, 2003) are recovered.  See Management's Discussion and Analysis below, and Notes to the consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our consolidated financial statements combine the operations of our wholly-owned subsidiary, Golden Cycle Philippines, Inc. with those of Golden Cycle Gold Corporation.  Golden Cycle Philippines, Inc. has minimum costs and assets.  Golden Cycle Gold Exploration, Inc. had no operations or assets during the year ended December 31, 2003.

Currently, our primary mining investment and source of cash flows is our 20% interest CC&V.  The joint venture engages in gold mining activity in the Cripple Creek area of Colorado.  The Company's Joint Venture co-venturer is Anglo Gold (Colorado) Corp., a wholly-owned subsidiary of AngloGold North America Inc. which is an indirect wholly owned subsidiary of AngloGold Ltd.  In addition to our interest in the joint venture, we own three gold mineral prospects which we are not actively exploring at present.

Our rights and obligations relating to our joint venture interest are governed by the Joint Venture Agreement.  The joint venture is currently, and for the foreseeable future will be, operating in the Initial Phase, as defined.  In accordance with the Joint Venture Agreement, AngloGold manages the Joint Venture and is required to finance all operations and capital expenditures during the Initial Phase.  See "Description of Mining Joint Venture" above.

Liquidity and Capital Resources

Our working capital was $1,778,000 at December 31, 2003 compared to $1,233,000 at December 31, 2002.  Cash used in operations was $300,000 in 2003 compared to $216,000 during 2002.  The increase in cash used in operations during 2003 was primarily due to an increase in general and administrative expenses.  Working capital increased by approximately $545,000 at December 31, 2003 compared to December 31, 2002 due to the completion of the Water Rights Sale.  The City of Cripple Creek made payment in full to us for the Water Rights sale on January 7, 2004.  We do not have any Water Rights and do not foresee any similar increase in working capital.

We have engaged a professional investor relations firm, GCI Group Inc., to work our behalf to enhance communication with the investing community.  We expect that the cost of this initiative will be approximately $90,000 for the year 2004.  Although we are defending the law suits discussed in Item 3, Legal Proceedings, above, and believe the suits will be concluded without material effect upon the Company, we expect the cost of the defense of the suits to continue at the same or slightly heightened levels in 2004.  The Joint Venture is defending the Clean Water Act suits we expect that the cost of any settlement or adverse decision relative to these suits will be borne by the Joint Venture.  Although we believe the asbestos case is without merit, any adverse decision on the asbestos case will impact us.

We believe that the Company's working capital, augmented by the Minimum Annual Distribution from the joint venture, is adequate to support operations at the current level for the coming year, barring unforeseen events.  We anticipate that our Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner.  If opportunities to economically pursue or expand Philippine, Nevada, Colorado operations, or any other opportunity discussed above (see Item 1, Other Opportunities) are available, and we elect to pursue them, additional working capital may also be required.  There is no assurance that we will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable.  Furthermore, if we were to commence such operations, it is not presently known when or if a positive cash flow could be derived from the properties.

Results of Operations

2003 vs 2002

We achieved a net profit of approximately $224,000 for the year ended December 31, 2003 compared to a net loss for the year ended December 31, 2002 of approximately $223,000.  The positive results this year were the result of the completion of the one time sale of our Water Rights to the City of Cripple Creek which resulted in approximately a $540,000 gain.

2002 vs 2001

We recorded net loss of approximately $223,000 for the year ended December 31, 2002 compared to a net loss of approximately $94,000 for the year ended December 31, 2001.  The increased net loss in 2002 compared to 2001 was primarily due to increased exploration expenses related to our search for, and acquisition of exploration properties, and decreased interest revenue during 2002 due to historic lows in prevailing interest rates during year.  The cost of maintaining the exploration properties acquired during the second half of 2001, Illipah and Table Top, has increased our cost structure by approximately $45,000 per year without conducting additional exploration activities.  Further, we spent more during 2002 in the search for additional mineral prospects.

We account for our investment in the joint venture on the equity method.  Joint venture distributions in excess of the investment carrying value are recorded as revenue, as we are not required to finance the joint venture's operating losses or capital expenditures.  Correspondingly, we have not recorded our share of joint venture income or losses incurred subsequent to the reduction of its investment balance to zero in 1992.  We will not record our share of equity income until the cumulative amount of previously unrecorded joint venture losses has been recouped.  As of December 31, 2003, the Company's accumulated unrecorded losses from the Joint Venture are $19,018,458.  At the current prevailing price of gold we do not expect distributions from the Joint Venture in excess of the Minimum Annual Distribution ($250,000 per year) for several years.

The Joint Venture recorded net loss of $.5 million for the year ended December 31, 2003 compared to net losses of $14.3 million, and $17.0 million for the years ended December 31, 2002 and 2001, respectively.  The primary reason for the Joint Venture’s improved performance in both 2003 and 2002 over the previous years’ performance was the increase in the prevailing price during each year.

Tabular Disclosure of Contractual Obligations

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	147,500	88,500	59,000	-	-

Total	147,500	88,500	59,000	-	-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hedge, sell forward or otherwise commit any asset on a contingency basis.  We do not normally commit to multi-year contracts other than employment agreements and office space rental (see Notes to Consolidated Financial Statements, Note 7, Commitments and Contingencies).  Our joint venture, the Cripple Creek & Victor Gold Mining Company, in the course of normal business, periodically executes long term supply contracts to limit its exposure to various supply risks.  The joint venture has not previously hedged or sold forward gold or other assets for the joint account.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included herein beginning on page 23.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

A.  Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure  controls and procedures are effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed in reports which we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

B. Changes in internal controls.  During the quarter ended December 31, 2003, there were no changes in our internal controls over financial reporting that have materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

At the end of 2002, two directors of the Company, Messrs. Frank M. Orrell and Orville E. Anderson, both of whom are now retired from the Board, suggested to the Board that the Company enter into an exploration project in China with Pacific FarEast Minerals, Inc. ("PFEM").  Fully disclosed to the Company at that time was that both directors of the Company served also as the Chairman of the Board and President of PFEM, respectively.  After discussion, the Company entered into a 50/50 oral agreement with PFEM.  Under the oral agreement the parties would share costs and benefits equally.  Under the oral agreement the Company expended approximately $84,000 to pay for its expenses and those of PFEM in furtherance of an effort to obtain mineral opportunities in China.  In August 2003, the Company informed PFEM that it would require either the resignation of Mr. Frank M. Orrell from the Board of Directors (Mr. Orville E. Anderson retired from the Board in June 2003) and a written contract with PFEM before further expenditure was made on the project, or termination of the oral agreement with PFEM.  Mr. Orrell did not resign at this time and PFEM declared the agreement terminated in a  letter dated August 7, 2003.  The Company's Board of Directors subsequently created a special committee to review the Company's relationship with PFEM comprised of Messrs. R. Herbert Hampton, James Ruder, Robert Thul and Thomas Winmill, none of whom were affiliated with PFEM.

The Company has invoiced PFEM for its half of the $84,000 in expenses paid for the joint exploration effort.  Due to the uncertainty of the outcome of the current discussions with PFEM, the Company has established a reserve for the entire amount due from PFEM as of December 31, 2003.  As of December 31, 2003 the Company believes PFEM owes it approximately $42,000 as its portion of the expenses incurred in pursuit of the joint effort in China.  As of April 1, 2004 PFEM informed the Company that it was considering the matter with the objective of achieving a final accounting.

*Information regarding items 10 through 13 has been omitted from this report because the Company intends to file, on or before April 30, 2004, a definitive Proxy Statement pursuant to Regulation 14A, containing the information required by those items, which information is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado (“EKS&H”), conducted the audit of our financial statements for the year ended December 31, 2003 and the review of our quarter ended September 30, 2003. KPMG, LLP conducted the audit and the quarterly review of our financial statements for the year ended December 31, 2002 and performed the review of our quarters ended March 31, 2003 and June 30, 2003.  It is our understanding that EKS&H is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the Securities and Exchange Commission. As a result, our directors do specifically approve, in advance, nonaudit services provided by EKS&H, and it considers the effect, if any, of such services on audit independence.

EKS&H’s fees for the 2003 annual audit and the review of interim financial statements were approximately $ 18,000. Fees for all other professional services rendered by EKS&H for the year ended December 31, 2003 are estimated at $ 6,000 and are related primarily to tax services and the September 30, 2003 quarterly review. No fees were billed for financial information systems design and implementation services by either EKS&H or KPMG LLP. KPMG LLP fees for 2003 and 2002 were $ 33,700 and $ 8,500 for audit and tax services, respectively.  We have concluded that the provision of services by EKS&H is compatible with maintaining its independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements

Page

Financial Statements of the Registrant:

Independent Auditors' Report,

23

Ehrhardt Keefe Steiner & Hottman, P.C.

Independent Auditors' Report, KPMG LLP

24

Consolidated Balance Sheets, December 31, 2003 and 2002

25

Consolidated Statements of Operations for the Years

  Ended December 31, 2003, 2002 and 2001

26

Consolidated Statements of Shareholders' Equity for the Years

  Ended December 31, 2003, 2002 and 2001

27

Consolidated Statements of Cash Flows for the Years

  Ended December 31, 2003, 2002 and 2001

28

Notes to Consolidated Financial Statements

29

Exhibit Index

3.1. Articles of Incorporation and By-laws (incorporated by reference to Exhibit 2 to the Company's Form 10 dated May 19, 1983).

10.1. Amended and Restated Joint Venture Agreement between AngloGold (Colorado) Inc. and the Company dated as of January 1, 1991 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated June 17, 1991).

10.2 1997 Officers’ & Directors’ Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 30, 1997).*

10.3 2002 Stock Option Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated April 27, 2001).*

10.4 Employment Agreement dated August 1, 2002 with R. Herbert Hampton (incorporated by reference to Exhibit 10.4 to the Company‘s Form 10 dated March 28, 2003.

16.  Letter from KPMG LLP, dated October 28, 2003 (incorporated by reference to Exhibit 2 to the Company’s Form 8-K, filed October 28, 2003).

21a. Subsidiary of the Company:  Golden Cycle Philippines Inc. incorporated in the Republic of the Philippines.

21b. Subsidiary of the Company:  Golden Cycle Gold Exploration Inc. incorporated in the state of Nevada.

23.1 Consent of EKS&H PC.

23.2 Consent of KPMG LLP.

31.  Sarbanes-Oxley Act Section 302 Certification Chief Executive Officer and Chief Financial Officer.

32. 18 U.S.C. Section 13.5 Certification of Chief Executive Officer and Chief Financial Officer.

*  Constitutes a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c).

Reports on Form 8-K

A report on Form 8-K was filed on October 28, 2003 to report the change of independent auditors to audit the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

/s/ R. Herbert Hampton_________________

R. Herbert Hampton, President, Chief

Executive Officer, and Treasurer

(Principal Executive Officer, Principal

Financial Officer, and Principal Accounting

Officer)

Date:  April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ R. Herbert Hampton______________

April 14, 2003

R. Herbert Hampton, President, Chief

Date

Executive Officer, and Treasurer

(Principal Executive Officer, Principal

Financial Officer, and Principal Accounting

Officer)

/s/ James C. Ruder_____________________

April 14, 2003

James C. Ruder, Director

Date

/s/ Robert T. Thul_____________________

April 14, 2003

Robert T. Thul, Director

Date

/s/ Thomas B. Winmill________________

April 14, 2003

Thomas B. Winmill, Director

Date

Independent Auditors’ Report

Board of Directors

Golden Cycle Gold Corporation:

We have audited the accompanying consolidated balance sheet of Golden Cycle Gold Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman, P.C.

Denver , Colorado

April 5, 2003

Independent Auditors' Report

Board of Directors

Golden Cycle Gold Corporation:

We have audited the accompanying consolidated balance sheet of Golden Cycle Gold Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the years ended December 31, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado

March 21, 2003

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

2003	2002

Assets
Current assets:
Cash and cash equivalents	$ 202,099	$ 578,212
Short-term investments (note 2)	923,669	640,788
Interest receivable and other current assets	7,014	12,618
Prepaid insurance	24,580	19,144
Account receivable from sale of water rights (note 3)	679,098	-

Total current assets	1,836,460	1,250,762

Assets held for sale – water rights (note 3)	-	132,680

Property and equipment, at cost:
Land	2,025	2,025
Mineral claims	20,657	20,657
Furniture and fixtures	10,037	10,056
Machinery and equipment	33,806	30,247

	66,525	62,985

Less accumulated depreciation and depletion	(30,601)	(29,452)

35,924	33,533

$ 1,872,384	$ 1,416,975

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 58,479	$ 18,252

Commitments and contingencies (note 7)

Shareholders’ equity (note 6):
Common stock, no par value, Authorized 3,500,000 shares; issued and outstanding 1,908,450 shares in 2003 & 1,888,450 shares in 2002	7,307,854	7,116,604
Additional paid-in capital	1,927,736	1,927,736
Accumulated deficit	(7,389,944)	(7,614,079)
Accumulated other comprehensive loss – foreign currency translation adjustment	(31,741)	(31,538)

Total shareholders’ equity	1,813,905	1,398,723

$ 1,872,384	$ 1,416,975

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002, and 2001

2003	2002	2001

Revenue:
Distributions from mining joint venture in excess of carrying value (note 4)	$ 250,000	$ 250,000	$ 250,000

Expenses:
General and administrative expense	464,348	345,209	374,685
Depreciation expense	1,217	3,759	3,328
Exploration expense	141,851	153,934	51,754

607,416	502,902	429,767

Operating loss	357,416	(252,902)	(179,767)

Other income (expense):
Interest and other income	15,405	29,847	86,285
Gold bullion mark-up to market	24,229	-	-
Gain (loss) on assets sold	541,917	(375)	-

581,551	29,472	86,285

Net income (loss)	$ 224,135	$ (223,430)	$ (93,482)

Basic weighted average shares outstanding	1,905,820	1,888,450	1,888,450

Basic earnings (loss) per share	$ 0.12	$ (0.12)	$ (0.05)

Diluted weighted average shares outstanding	2,072,820	1,888,450	1,888,450

Diluted earnings (loss) per share	$ 0.11	$ (0.12)	$ (0.05)

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

Years ended December 31, 2003, 2002, and 2001

Common Shares	Stock Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss-foreign currency translation adjustment	Total

Balance at December 31, 2000	1,888,450	$ 7,116,604	$ 1,927,736	$ (7,297,167)	$ (30,433)	$ 1,716,740

Net income	-	-	-	(93,482)	-	(93,482)
Foreign currency translation adjustment	-	-	-	-	(282)	(282)
Comprehensive loss	-	-	-	-	-	(93,764)

Balance at December 31, 2001	1,888,450	$ 7,116,604	$ 1,927,736	$ (7,390,649)	$ (30,715)	$ 1,622,976

Net income	-	-	-	(223,430)	-	(223,430)
Foreign currency translation adjustment	-	-	-	-	(823)	(823)
Comprehensive loss	-	-	-	-	-	(224,253)

Balance at December 31, 2002	1,888,450	$ 7,116,604	$ 1,927,736	$ (7,614,079)	$ (31,538)	$ 1,398,723

Common Stock Issued	20,000	191,250	-	-	-	191,250
Net income	-	-	-	224,135	-	224,135
Foreign currency translation adjustment	-	-	-	-	(203)	(203)
Comprehensive Net Income	-	-	-	-	-	223,932

Balance at December 31, 2003	1,908,450	$ 7,307,854	$ 1,927,736	$ (7,389,944)	$ (31,741)	$ 1,813,905

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$ 224,135	$ (223,430)	$ (93,482)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,217	3,759	3,328
Increase in market value of gold asset	(24,229)	-	-
(Gain) loss on disposal of assets	(541,817)	375	-
Decrease in interest receivable and other current assets	5,605	9,994	50,241
Decrease (increase) in prepaid insurance	(5,436)	505	(19,649)
Increase (decrease) in accounts payable and accrued liabilities	40,227	(7,680)	16,142

Net cash used in operating activities	(300,298)	(216,477)	(43,420)

Cash flows from investing activities:
Decrease (increase) in short-term investments, net	(258,652)	236,516	348,796
Proceeds from note receivable	-	-	190,156
Purchases of property and equipment, net	(8,210)	(11,846)	(15,999)

Net cash provided by (used in) investing activities	(266,862)	224,670	522,953

Cash flows from investing activities:
Decrease (increase) in short-term investments, net	(258,652)	236,516	348,796
Proceeds from note receivable	-	-	190,156
Purchases of property and equipment, net	(8,210)	(11,846)	(15,999)

Net cash provided by (used in) investing activities	(266,862)	224,670	522,953

Cash flows provided by financing activity:
Proceeds from exercise of stock options	191,250	-	-

Net increase (decrease) in cash and cash equivalents	(375,910)	7,370	479,251

Foreign currency translation	(203)	(823)	(282)
Cash and cash equivalents, beginning of year	578,212	570,842	91,591

Cash and cash equivalents, end of year	$ 202,099	$ 577,389	$ 570,560

Supplemental disclosure of non-cash activity.

During 2003, the Corporation sold assets held for sale for $679,098 which was recorded as a receivable at December 31, 2003

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Year ended December 31, 2003

(1)

Summary of Significant Accounting Policies

Golden Cycle Gold Corporation (the Company) acquires and explores mining properties. The Company’s principal investment consists of its joint venture participation in the Cripple Creek and Victor Gold Mining Company (the Joint Venture), a precious metals mining company in the Cripple Creek Mining District of Teller County, Colorado. In addition, during 1997, the Company established Golden Cycle Philippines, Inc. (GCPI), a wholly owned subsidiary of the Company, in the Republic of the Philippines in order to participate in potential mining opportunities.  In January 2002, the Company established Golden Cycle Gold Exploration, Inc. (GCGE), a wholly owned subsidiary, to conduct exploration activities for the Company.

(a)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make various estimates and assumptions in determining the reported amounts of assets, liabilities, revenues, and expenses for each period presented, and in the disclosure of commitments and contingencies. Actual results could differ significantly from those estimates. Changes in these estimates and assumptions will occur based on the passage of time and the occurrence of future events.

(b)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalent.

(d)

Short-Term Investments

Short-term investments consist of U.S. Treasury Bills and certificates of deposit. U.S. Treasury Bills that the Company has both the intent and ability to hold to maturity are carried at amortized cost.   Short-term investments also includes 310 troy ounces of gold bullion purchased by the Company.

(e)

Investment in Mining Joint Venture

The Company accounts for its investment in the Joint Venture on the equity method. In prior years, the Company’s share of Joint Venture losses exceeded the remaining carrying value of the investment and, accordingly, the investment was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income. The Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero, as the Company has no obligation to fund operating losses. To the extent the Joint Venture is profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses have been recouped.

(f)

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

(g)

Property and Equipment

Office furniture, fixtures, and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from three to ten years.

(h)

Foreign Currency Translation

The GCPI operations’ functional currency is the local currency and, accordingly, the assets and liabilities of its Philippines operations are translated into their United States dollar equivalent at rates of exchange prevailing at each balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the periods in which such items are recognized in operations.

Gains and losses arising from translation of the consolidated financial statements of GCPI operations are included in the accumulated other comprehensive income (loss) – foreign currency translation adjustment account in shareholders’ equity. Amounts in this account are recognized in the consolidated statements of operations when the related net foreign investment is reduced. Gains and losses on foreign currency transactions are included in the statement of operations.

(i)

Stock Options

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" in accounting for its stock option plans. Accordingly, no compensation cost is recognized for stock options granted with exercise prices equal to the fair market value of the common stock.

Had compensation cost for the Company’s stock-based compensation plans been determined on the fair value at the grant dated for awards under those plans consistent with the SFAS Statement 123, the Company’s net loss and loss per share would have been reduced to pro forma amounts indicated below:

2003	2002	2001

Net income (loss):
As reported	$ 224,135	$ (223,430)	$ (93,482)
Pro forma	$ 154,535	$ (454,346)	$ (205,233)

Basic and diluted earnings (loss) per share:
As reported	$ 0.12	$ (0.12)	$ (0.05)
Pro forma	$ 0.08	$ (0.22)	$ (0.11)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

Dividend yield	Expected volatility	Risk-free interest rate range	Expected life (in years)	Fair value of option

Options granted in 2001	0	84%	4.10%	10	4.47
Options granted in 2002	0	48%	4.61%	10	9.20
Options granted in 2003	0	38%	4.10%	10	6.96

The Black-Scholes option-pricing model provides a mathematical calculation of fair value using the variables above which the Company does not believe represents the fair value in an exchange transaction between unrelated parties.

(j)

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

(2)

Short-Term Investments

The Company held certificates of deposit of approximately $696,000 and $738,000 at December 31, 2003 and 2002, respectively. The Company additionally holds an investment in gold bullion.  The investment was recorded at cost of approximately $103,000 and adjusted to fair market value of $127,000 at December 31, 2003.  All investments held at December 31, 2003 mature within one year.

(3)

Accounts Receivable From Sale of Water Rights

The Company completed the sale of certain Water Rights it owned in Fremont County, Colorado to the City of Cripple Creek on December 31, 2003, for $679,098 in the form of a receivable which resulted in a $546,418 gain.  On January 7, 2004 the Company received payment in full from the City of Cripple Creek.

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

The Joint Venture Agreement, as amended, generally requires AngloGold to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase, as defined, that will terminate when Initial Loans, as defined, have been repaid and when $58 million of Net Proceeds, as defined, has been distributed 80% to AngloGold and 20% to the Company. As of December 31, 2003, Initial Loans were approximately $376.5 million and no Net Proceeds have been distributed. Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase, the Joint Venture will distribute metal in kind, 67% to AngloGold and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company’s future share of Net Proceeds, if any.

Whether future gold prices and the results of the Joint Venture’s operations will reach and maintain a level necessary to repay the Initial Loans, complete the Initial Phase, and thereafter generate net income cannot be assured due to uncertainties inherent within any mining operation. Based on the amount of Initial Loans payable to the manager and the uncertainty of future operating revenues, there is no assurance that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

The Company’s share of 2003 Joint Venture losses which have not been recorded in its consolidated financial statements is approximately $93,800. The Company’s share of the 2002 and 2001 Joint Venture losses, which have not been recorded in its consolidated financial statements is approximately $2,863,600 and $3,394,200, respectively. As of December 31, 2003, the Company’s accumulated unrecorded losses from the Joint Venture are approximately $19,000,000,.

The condensed balance sheets of the Joint Venture, which was audited by other auditors, as of December 31, 2003 and 2002 are summarized as follows:

2003	2002

Assets	(In thousands)

Inventory	$ 110,853	$ 81,139
Other current assets	5,002	4,175

Total current assets	115,855	85,314

Fixed assets and mine development costs, net	237,890	244,042

$ 353,745	$ 329,356

Liabilities and Venturers’ Deficit
Current liabilities	$ 14,377	$ 15,844
Payable to AngloGold	376,515	347,201
Capital lease obligations	12,772	14,492
Asset retirement obligation	14,786	16,331
Other long-term liabilities	1,763	1,237

Total liabilities	420,213	395,105

Venturers’ deficit	(66,468)	(65,749)

$ 353,745	$ 329,356

The condensed statements of operations of the Joint Venture for each of the years in the three-year period ended December 31, 2003 are summarized as follows:

2003	2002	2001

(In thousands)

Revenue	$ 102,645	$ 70,462	$ 57,871
Operating expenses	(85,138)	(63,123)	(56,188)
Interest expense	(22,378)	(20,905)	(18,385)
Other income (expense)	(514)	(752)	(269)

Net loss before effect on change in accounting principle	(5,385)	(14,315)	(16,971)
Cumulative effect of change in accounting principle	4,916	-	-

Net loss	$ (469)	$ (14,318)	$ (16,971)

(5)

Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 and 2002 are presented below:

2003	2002

Deferred tax assets:
Net operating loss carryforwards	$ 664,000	$ 708,000
Provisions for asset impairments, related to assets held for sale	-	140,000
Exploration expenditures	96,000	56,000
Other	-	3,000

	760,000	848,000
Valuation allowance	(760,000)	(848,000)

Net deferred tax assets	$ -	$ -

At December 31, 2003, the Company has net operating loss carryforwards for income tax purposes of approximately $1,780,000 which expire beginning in 2011 through 2023.

The Company has not recorded an income tax benefit in 2003 or 2002 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

(6)

Common Stock Options

During 1992, the Company’s Board of Directors adopted a Directors’ Stock Option Plan (the Directors’ Plan) and a 1992 Stock Option Plan (the 1992 Plan). All options available under the Directors’ Plan were granted prior to December 31, 1994. During 1997, shareholders approved the 1997 Officers’ and Directors’ Stock Option Plan, and during 2002, shareholders approved the 2002 Stock Option Plan pursuant to which 200,000 and 125,000 shares, respectively, of the Corporation’s common stock were reserved for issuance pursuant to options to be granted. The 1992 Plan provided for the grant of options on a discretionary basis to certain employees and consultants. Under each plan, the exercise price cannot be less than the fair market value of the common stock on the date of the grant. The expiration of the options is ten years from the date of the grant.

During 2003, the Company granted 10,000 options to directors of the Corporation, and during 2002 and 2001 the Company granted 25,000 options each year to directors of the Corporation under the above plans.  2,000 options were granted to a consultant of the Company as compensation during 2001 under the 1992 Plan.

Changes in stock options for each of the years in the three-year period ended December 31, 2003 are as follows:

Shares	Option price per share	Weighted average exercise price

Outstanding and exercisable at
December 31, 2000	155,000	$ 5.9375 – 11.00	$ 8.40
Granted	27,000	-	5.25
Expired	(30,000)	11.00	7.93

Outstanding and exercisable at
December 31, 2001	152,000	7.04	7.04
Granted	25,000	11.65	11.65

Outstanding and exercisable at
December 31, 2002	177,000	5.9375 – 11.65	7.60
Granted	10,000	13.00	13.00
Exercised	(20,000)	7.50 – 10.25	9.56

Outstanding and exercisable at
December 31, 2003	167,000	5.185 – 13.00	8.04

The weighted average remaining term of options outstanding was 6.35 and 5.9 years at December 31, 2003 and 2002, respectively.

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

(a)

The first ten Causes of Action in the first of these two cases alleged un-permitted discharges of pollutants into Fourmile Creek and from the Roosevelt Tunnel into Cripple Creek, and discharges of pollutants exceeding permitted amounts from the Carlton Tunnel and Arequa Gulch outfalls; the eleventh and twelfth causes of action in that case concern a discharge permit issued by the Colorado Water Quality Control Division in 1996 for an outfall in Arequa Gulch.  Defendants filed two summary judgement motions:  one for the first ten causes of action and one for the last two causes of action.  The court ruled against the Defendants on the first motion in an order issued March 12, 2004.  Defendants disagree with the court’s analysis and plan to file a motion for reconsideration in April 2004.  No action has been taken on the second motion.  It is anticipated that a pre-trial conference will be set in the near future, followed by discovery to be conducted by all parties.  No trial date has been set for this case.

(b)

The second of these two cases relates to seeps asserted to be point-source discharges of Cresson Project drainage from the Moffat Tunnel Cribbing Wall and the Squaw Gulch Pond to cripple Creek and a tributary thereto in Squaw Gulch.  Plaintiffs assert and Defendants deny that the law requires a permit for these seeps.  This case has been set for trial on April 12, 2005.

Management is contesting both of these cases, and is coordinating its own efforts with those of the owner and operator, Cripple Creek & Victor Gold Company ("CC&V"), and the majority owners thereof, AngloGold North America, Inc., and AngloGold Colorado Corp.  The Company is neither the owner nor operator and its interest is limited to its minority interest in CC&V.  Therefore, the likelihood of an unfavorable outcome to the Company cannot be evaluated, and no estimate can be made of the amount or range of potential loss, if any, which might result either to the Company or to its interest in CC&V.

A state circuit-court action pending in Madison County, Illinois was recently amended to allow suit to be initiated against Golden Cycle Gold Corporation "a/k/a Golden Cycle Corporation" for compensatory damages allegedly suffered by an individual who it is asserted worked in 1950 at premises located in Colorado Springs and died in 2002 as a result of exposure to asbestos fibers there and at many other premises where he worked during his long lifetime.  The Company intends to assert, among other things, that it is not successor to Golden Cycle Corporation, or to the premises, and that it is not subject to suit in Illinois.   Management has engaged trial counsel in Illinois to represent the Company in the case, which it intends to defend vigorously.  Discovery is just under way in the matter, and it is impossible to estimate the amount or range of potential loss, if any, which might result to the Company if the matter should come to trial in a court with jurisdiction.