Form 10-K/A
GOLDEN CYCLE GOLD CORP
filed 2004-04-30
CIK 719754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Number of shares of the Registrant’s Common Stock, outstanding as of April 29, 2004 was 1,915,950.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to the By-Laws of the Corporation, the Board of Directors has fixed the number of Directors at five.  The entire Board of Directors is elected at each annual meeting of shareholders, and each Director is elected to serve until the next succeeding annual meeting and until his successor is elected and qualifies.  The Board of Directors met four times during 2003.  Each director attended 75% or more of the total meetings of the Board and any committee of which he is a member.  Mr. Frank M. Orrell resigned from the Board of Directors effective January 31, 2004.

Management intends to nominate for election at the Annual Meeting the individuals named in the following table, which sets forth certain information with respect to each nominee.  With the exception of Messrs. Taki N. Anagnoston and Donald L. Gustafson, all of the nominees are currently Directors of the Corporation.

Name of Nominee Age (Year First Became Director)	Principal Occupation (1)	Stock Beneficially Owned as of April 29, 2004 (2)	Percent of Class Outstanding (3)

Taki B. Anagnoston Age 72	Private security analyst and investor, real estate investor and developer, medical doctor in private practice for more than forty years.	98,443(4)	5.0%

Donald L. Gustafson Age 65	Consulting Economic Geologist since 1998 of Gold Summit Exploration since 2001; Director of Green River Geology Co. PTY LTD since 2004; President and Chief Operating Officer, Quest International Minerals, 1996-1998, Homestake Mining Company from 1975-1990 and Vice President Exploration of Homestake International Minerals 1985-1990.	2,000(5)	0.1%

R. Herbert Hampton Age 57 (1999)	President, Chief Executive Officer and Treasurer of the Corporation since April 1999; Vice President, Finance from August 1, 1993 to April 1999; Secretary and Treasurer of the Corporation from May 1994 to April 1999; and an employee of the Corporation since October 1, 1992.	40,102(6)	2.0%

James C. Ruder Age 74 (2003)	Chairman of Board of the Corporation since June 2003 and of Golden Cycle Exploration since June 2002; private security analyst and investor, primarily in gold and gold mining equities, for more than fifty years.	200	0.01%

Robert T. Thul Age 51 (2003)	Independent Certified Public Accountant from 1991 to present. Treasurer of Golden Cycle Gold Corporation from 1985 to 1991.	120(7)	0.01%

(1)

The occupation listed constitutes the principal occupation or employment of the referenced individual for at least the past five (5) years, except as otherwise indicated.  Correspondence for nominees may be sent to the Corporation.  The address of the persons named in the chart above is c/o Golden Cycle Gold Corporation, 1515 South Tejon, Suite 201, Colorado Springs, Colorado 80906.

(2)

Except as noted below, each beneficial owner has sole voting power and sole investment power.

(3)

Based on 1,953,450 shares of Common Stock issued and outstanding as of April 30, 2004.  Shares issuable within 60 days from the date of this Proxy Statement upon exercise of options issued to each Director are treated as outstanding for the purpose of computing the percentage ownership of such Director.

(4)

The indicated number of shares includes 66,416 shares held by a revocable retirement trust for the benefit of Dr. Anagnoston and of which Dr. Anagnoston is trustee, 13,850 shares held by a revocable trust for the benefit of Dr. Anagnoston's wife, of which he and his wife are trustees, 1,400 shares beneficially owned by Dr. Anagnoston's wife and 13,777 shares held by a partnership, of which Dr. Anagnoston and his wife are general partners.

(5)

Includes 2,000 shares issuable to Mr. Donald Gustafson upon exercise of options..

(6)

Includes 37,500 shares issuable to Mr. R. Herbert Hampton upon exercise of options.

(7)

Includes 10 shares owned by Mrs. Thul.

Other Directors

Name of Nominee Age (Year First Became Director)	Principal Occupation (1)	Stock Beneficially Owned as of April 29, 2004 (2)	Percent of Class Outstanding (3)

Thomas B. Winmill Age 44 (2003)

Chief Executive Officer of Midas Fund, Inc. since 1995; President since 1999; Co-President since 1995; and Portfolio Manager since 2002. President of Winmill & Co. Incorporated since 1999; Co-President since 1994; and Director since 1989. President of Bexil Corporation since 1999; Co-President and Director since 1996. President of Global Income Fund, Inc. since 1999; Co-President and Director since 1996. President and Director of Internet Growth Fund, Inc. since 2002. President of Tuxis Corporation from 1999 to 2002; Co-President from 1996 to 1999; and Director since 1996. President of Dollar Reserves since 1999; Co-President and Director since 1993. President of Midas Special Equities Fund, Inc. since 1999; Director since 1996 and Co-President since 1994.

	392,900(4)	20.1%

(1)

The occupation listed constitutes the principal occupation or employment of the referenced individual for at least the past five (5) years, except as otherwise indicated.

(2)

Except as noted below, each beneficial owner has sole voting power and sole investment power.

(3)

Based on 1,953,450 shares of Common Stock issued and outstanding as of April 30, 2004.  Shares issuable within 60 days from the date of this Proxy Statement upon exercise of options issued to each Director are treated as outstanding for the purpose of computing the percentage ownership of such Director.

(4)

Mr. Winmill is President and Chief Executive Officer of Midas Fund Inc. which owns 392,900 shares.

As of April 29, 2004, the officers and directors of the Corporation as a group beneficially owned 433,322 shares of Common Stock or approximately 22.2% of such class.  The number of shares of Common Stock owned by officers and directors of the Corporation includes an aggregate of 37,500 shares of Common Stock which the officers and directors have the right to acquire within 60 days from the date of April 29, 2004 upon the exercise of options, which shares are treated as outstanding for the purpose of computing the percentage of outstanding shares of Common Stock owned by officers and directors as a group.

Information Concerning Executive Officers

The Corporation's executive officers are James C. Ruder, Chairman of the Board, and R. Herbert Hampton, President, Chief Executive Officer and Treasurer.

Committees of the Board of Directors

Pursuant to Paragraph 16 of the Corporation's By-Laws, the Board of Directors has created an Audit Committee, comprised of Messrs. Robert T. Thul (Chairman), Frank M. Orrell (resigned January 31, 2004), James C. Ruder, and Thomas B. Winmill, which is empowered to supervise the auditing of the accounts of the Corporation.  Its primary duties and responsibilities are to:  monitor the integrity of the Corporation’s financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance; monitor the independence and performance of the Corporation’s independent auditors; provide an avenue of communication among the independent auditors, management and the Board of Directors; and performing other duties and functions deemed appropriate by the Board.  Mr. Robert T. Thul acts as the Audit Committee’s “financial expert”.  Mr. Thul is independent and qualified as a “financial expert” under the Securities and Exchange Commission’s and Pacific Exchange rules.  The Audit Committee met four times during 2003 and was in complete compliance with its charter.

The Board formed a special committee October 15, 2003 to manage the Corporation’s relationship with Pacific FarEast Minerals, Inc.  Messrs. R. Herbert Hampton, James C. Ruder, Robert T. Thul and Thomas B. Winmill comprise the committee which met twice during 2003.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Corporation's directors, executive officers and 10% shareholders are required to file with the Securities and Exchange Commission and the Pacific Exchange reports of ownership and changes in ownership of the Corporation's Common Stock.  Copies of such forms are required to be furnished to the Corporation.  Based solely on its review of the copies of such reports, or written representations that no reports were required, the Corporation believes that during 2003, its directors, executive officers and 10% shareholders complied with the Section 16(a) requirements.

Code of Ethics

The Corporation has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions.  The Corporation’s code of ethics is attached hereto as Exhibit 14.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information on the compensation earned by Mr. R. Herbert Hampton, the current Chief Executive Officer.  The Chief Executive Officer is the highest paid officer of the Corporation:

Name and Principal Position	Year	Annual Salary	Compensation Bonus	Securities Underlying Options (#)	All Other Compensation

R. Herbert Hampton	2003	$ 85,749	-	5,000	-
President, Chief	2002	82,483	-	5,000	-
Executive Officer and Treasurer	2001	78,602	-	5,000	-

Option Grants During Fiscal Year 2003

The following table sets forth information related to options granted to Mr. Hampton during fiscal year 2003.

Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees Fiscal Year	Exercise or Base Price ($/sh)	Expiration Date	Potential

5%	10%

R. Herbert Hampton	5,000	100%	$13.00	06/04/2013	$40,878	$103,593

(1)

Option granted under the 2002 Stock Option Plan.  The exercise price of the option was equal to the fair market value of a share of Common Stock on the date of grant and may be paid in cash or with shares of the Common Stock owned by the optionee.  The option is exercisable for a period of ten years from the date of grant unless the optionee resigns, retires or dies, in which case the right to exercise the option is limited.

(2)

The values set forth in this column represent the gain which would be realized by the optionee assuming (i) the option is exercised on its expiration date, and (ii) the value of a share of Common Stock has increased annually by a rate of 5% and 10%, respectively, during the term of the option.  These growth rates are prescribed by the rules of the Securities and Exchange Commission and are not intended to forecast possible future appreciation for the Corporation’s Common Stock.

Aggregate Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

The following table sets forth certain information with respect to the value of stock options held by Mr. R. Herbert Hampton at fiscal year end.

Name	Shares Acquired On Exercice	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)	Value Unexercised In-the-Money Options at FY-End ($) (1)

Exercisable	Unexercisable	Exercisable	Unexercisable

R. Herbert Hampton	-	-	40,000	-	264,575	-

(1)

Mr. Hampton held options entitling him to purchase 40,000 shares of the Corporation's Common Stock as of December 31, 2003.  The exercise prices for those options were all less than $15.00 per share (the fair market value of a share of the Corporation's Common Stock on December 31, 2003).

Equity Compensation Plan Information

The following table shows information for all equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders	40,000	8.39	15,000

Equity Compensation Plans Not Approved by Security Holders	0	0	0

Totals	40,000	8.39	15,000

Employment Contracts

The Corporation has a three-year employment contract with its President that pays an annual salary of $85,000, adjusted annually by the consumer price index, and expires on August 1, 2005.

Compensation Committee Interlocks and Insider Participation

The Board of Directors periodically considers and establishes executive compensation.  No executive compensation deliberations were conducted during fiscal year 2003.

Compensation of Directors

The compensation payable to directors is established periodically by the Board.  During 2003, each non-management director was paid a fee in the amount of $3,000 per meeting attended.  For 2004, each non- management member of the Board will be paid a fee of $3,000 for each meeting attended (telephonic meetings excluded).  Directors are also entitled to reimbursement of expenses incurred in connection with such attendance.  Members of the Audit Committee are entitled to a fee of $350 for each formal committee meeting, with the Chairman of the Audit Committee entitled to an additional fee of $3,000 per year for those duties.

Under the terms of the 2002 Stock Option Plan, on June 4th of each year, each director of the Corporation will automatically receive an option to purchase 5,000 shares of the Corporation’s Common Stock at an exercise price equal to the fair market value of such stock on such date, until such director or executive officer has received options to purchase an aggregate of 25,000 shares of Common Stock under such plan.  To date, options to purchase 35,000 shares of the Corporation’s Common Stock have been granted under the plan and are currently outstanding.  During 2004, four directors will receive options under the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as to each person who, to the knowledge of the Board of Directors, was the beneficial owner of more than five (5%) of the Corporation's Common Stock outstanding as of April 29, 2004.

Name and address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Midas Fund, Inc. 11 Hanover Square New York, NY 10005	392,900 (2)	20.5%

David W. Tice & Associates, LLC Prudent Bear Funds, Inc. 8140 Walnut Hill Lane, Ste 300 Dallas, Texas 75231	256,853 (3)	13.4%

Taki N. Anagnoston, M.D 700 R. West 6th Street Gilroy, California 95020	98,443	5.1%

(1)

To the best knowledge of the Corporation, except as indicated below, each beneficial owner has sole voting and investment power in respect of such shares.

(2)

Midas Fund, Inc. is a registered, open-end, investment company and is an advisory client of Midas Management Corporation ("MMC").  Mr. Thomas B. Winmill, a director of the Corporation, is President of Midas Fund, Inc., and its investment manager.   MMC is a wholly owned subsidiary of Winmill & Co. Incorporated ("Winco").  Bassett S. Winmill owns 100% of the outstanding voting stock of Winco and is the principal shareholder of Winco.  MMC, Winco and Mr. Bassett S. Winmill each disclaim any economic interest or beneficial ownership in the securities shown above owned by advisory clients of Winco subsidiaries.  The information provided here is based on a report on Schedule 13D, dated April 23, 2003.

(3)

David W. Tice & Associates, LLC is a registered investment advisor and Prudent Bear Funds, Inc. is a registered investment company.  Prudent Bear Funds, Inc. includes two operating portfolios, Prudent Bear Fund and Prudent Global Income Fund.  David W. Tice and Associates, LLC is the investment adviser to Prudent Bear Funds, Inc.  The information provided here is based on a report on Schedule 13G dated February 03, 2004.

(4)

The indicated number of shares includes 66,416 shares held by a revocable retirement trust for the benefit of Dr. Anagnoston and of which Dr. Anagnoston is trustee, 13,850 shares held by a revocable trust for the benefit of Dr. Anagnoston's wife, of which he and his wife are trustees, 1,400 shares beneficially owned by Dr. Anagnoston's wife and 13,777 shares held by a partnership, of which Dr. Anagnoston and his wife are general partners.

Principal Accounting Fees and Services

The fees paid by the Corporation to KPMG for services provided:	2003	2002

1) Audit fees including audits of our annual financial statements, review of our quarterly financial statements and statutory audits of our foreign subsidiaries.	$33,700	$31,100

2) Audit-related fees.	0	0

3) Tax fees (including tax compliance and advice)	8,500

4) All other fees.	0	0

The fees paid by the Corporation to EKS&H for services provided:

1) Audit fees, the review of our quarterly financial statements for the quarterly period ended September 30,2003.	$2,000	0

2) Audit-related fees.	0	0

3) Tax fees (including tax compliance and advice)	0	0

4) All other fees.	0	0

The Audit Committee has determined that the provisions of tax preparation services by KPMG was compatible with maintaining the independence of KPMG.  The Audit Committee has further determined that the provisions of tax preparation services by EKS&H is compatible with maintaining the independence of EKS&H.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

14.  Code of Ethics, Golden Cycle Gold Corporation.

31.  Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

“R. Herbert Hampton”

R. Herbert Hampton, President, Chief

Executive Officer, and Treasurer

(Principal Executive Officer, Principal

Financial Officer, and Principal Accounting Officer)

Date:  April 29, 2004

Exhibit 14

Code of Ethical Conduct

Of the Golden Cycle Gold Corporation

The purpose of Golden Cycle Gold Corporation’s Code of Ethics is to promote an ethical culture and to describe the philosophy which the Company’s directors and management are committed to apply to the treatment of those to whom we have an obligation whether inside or outside our organization.

Ethical Treatment of those whom Golden Cycle Gold Corporation has an Obligation:

To our employees we are committed to honesty, just management, fairness, providing a safe and healthy work environment free from fear of retribution, and respecting the dignity due everyone.

For our customers, suppliers, and partners we are committed to fair competition and a sense of responsibility required of a good customer and teammate.

For the communities in which we live and work we are committed to observe sound environmental business practices and to act as concerned and responsible neighbors, reflecting all aspects of good citizenship.

For our shareholders we are committed to pursuing sound growth and earnings objectives and to exercising prudence in the use of our assets and resources.

Obey the Law:

We will conduct our business in accordance with all applicable law and regulations. Compliance with the law does not comprise our entire ethical responsibility. Rather, it is a minimum, absolutely essential condition for the performance of our duties.

Conflicts of Interest:

We will avoid any relationship, influence, or activity the might impair, or even appear to impair, the ability of our directors, management, and employees to make fair and objective decisions when performing their duties for the Company. Playing favorites or having conflicts of interest, in practice or appearance, runs counter to the fair treatment to which we are all entitled.

Our directors and executive officers are aware that it is unlawful for the Company, directly or indirectly, including through a subsidiary, to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit in the form of a personal loan to or for and director or executive officer (or equivalent thereof) to the Company. The Company has a zero tolerance policy regarding any such activities.

Keep Accurate and Complete Records:

We must maintain complete and accurate records. The Company will record all transactions between the Company and outside individuals and organizations promptly and accurately in the Company’s books in accordance with generally accepted accounting practices and principles. No one should attempt to rationalize or even consider misrepresenting facts or falsifying records. The Company has a zero tolerance policy regarding any such activities.

Implementation:

These guidelines are intended to guide each of us whether we are a director, executive officer, or employee of Golden Cycle Gold Corporation in making consistently good decisions. They are also meant to stimulate awareness that ethical issues will confront us all on a daily basis. Doing the right thing begins with every individual acting with honesty and integrity coupled with good judgment and sensitivity to the way others see us and how they interpret our actions

Any violation of this code must be reported immediately to any member of the Audit Committee. Upon receipt of such notice the Audit Committee will commence an impartial investigation within 72 hours. The Audit Committee will attempt to resolve all such issues in an expedited manner. The Committee has the authority and responsibility to take whatever action it deems necessary to resolve such issues.

Adopted and Approved:  January 15, 2004