Form 10-Q
period 2004-03-31
GOLDEN CYCLE GOLD CORP
filed 2004-05-17
CIK 719754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes

[     ]

No

[ X ]

Number of shares outstanding at March 31, 2004:  1,908,450

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$ 162,628	$ 202,099
Short-term investments	1,807,015	923,669
Interest receivable and other current assets	10,616	7,014
Prepaid insurance	15,895	24,580
Account receivable from sale of water rights	-	679,098

Total current assets	1,996,154	1,836,460

Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	10,037	10,037
Machinery and equipment	33,806	33,806

	66,525	66,525
Less accumulated depreciation and depletion	(32,410)	(30,601)

34,115	35,924

Total assets	$ 2,030,269	$ 1,872,384

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$ 44,449	$ 49,539
Accrued compensation expense	8,940	8,940

Total current liabilities	53,389	58,479

Shareholders’ equity:
Common stock, no par value, authorized 3,500,000 shares;
Issued and outstanding 1,908,450 shares	7,307,854	7,307,854
Additional paid-in capital	1,927,736	1,927,736
Accumulated comprehensive loss – foreign currency translation adjustment	(31,741)	(31,741)
Accumulated deficit	(7,226,969)	(7,389,944)

Total shareholders’ equity	1,976,880	1,813,905

$ 2,030,269	$ 1,872,384

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE MONTHS ENDED

March 31, 2004 and 2003

(Unaudited)

2004	2003

Revenue:
Distribution from mining joint venture in excess of carrying value	$ 250,000	$ 250,000

Expenses:
General and administrative	(91,748)	(130,476)

Operating income	158,252	119,524

Other income	4,723	5,165

Net income	$ 162,975	$ 124, 689

Income per share	$ 0.09	$ 0.07

Basic weighted average common shares outstanding	1,908,450	1,901,783

Basic weighted average common shares outstanding	2,075,450	2,058,783

Diluted earnings per share	$ 0.08	$ 0.06

ACCUMULATED DEFICIT:

Beginning of period	$ (7,389,944)	$ (7,614,079)

Net income	162,975	124,689

End of period	$ (7,226,969)	$ (7,489,390)

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

March 31, 2004 and 2003

(Unaudited)

2004	2003

Cash flows from operating activities
Net income	$ 162,975	$ 124,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,809	834
Decrease (increase) in interest receivable and other current assets	5,083	(3,750)
Decrease in accounts payable and accounts payable and accrued liabilities	(5,090)	(15,919)

Net cash provided by operating activities	164,777	105,854

Cash flows from investing activities:
Increase in short-term investments, net	(883,346)	(398,268)
Purchase of equipment	-	(798)
Collection of account receivable from sale of water rights	679,098	-

Net cash used in investing activities	(204,248)	(399,066)

Cash flows provided by financing activity:
Proceeds from exercise of stock options	-	191,250

Net decrease in cash and cash equivalents	(39,471)	(101,962)

Cash and cash equivalents, beginning of period	202,099	578,212

Cash and cash equivalents, end of period	$ 162,628	$ 476,250

GOLDEN CYCLE GOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.  The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

(2)

INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method.  During 1992, the Company's investment balance in the Joint Venture was reduced to zero.  Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures.  Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.  As of March 31, 2004, the Company's share of accumulated unrecorded losses from the Joint Venture was $18,542,858.

(3)

EARNINGS PER SHARE

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period.  There were 167,000 shares of dilutive securities outstanding during the three months ended March 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

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

The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company.  Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants.  AngloGold (the “Manager”) reported that Initial Loans, payable to AngloGold, of approximately $373.8 million were outstanding at March 31, 2004.  Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

AngloGold Ashanti, during an institutional conference call on April 29, 2004, announced that the Joint Venture’s 2004 gold production will experience a further shortfall of approximately 10% below the 2004 budget forecast of 348,914 troy ounces of gold (310,199).  During the budget formulation process in the fall of 2003, the Manager reduced 2004 planned gold production from 416,286 troy ounces, as previously set forth in the mine expansion plan completed in 2003, to approximately 348,914 troy ounces.  AngloGold Ashanti cites slow gold recoveries as the principal reason for a further 10% decrease in estimated 2004 gold production.  The intent of the expansion of the mine infrastructure at the Joint Venture was to increase gold production at the mine by approximately 50% (from 250,000 to 275,000 troy ounces per year to 375,000 to 416,000 troy ounces per year) while reducing the cost of producing gold.  The Manager has expended approximately $132 million on the expansion of facilities and acquisition of new equipment, however the intended increase in production has yet to be realized.

 Liquidity and Capital Resources

Cash provided by operations was approximately $165,000 in the three months ended March 31, 2004 compared to cash provided by operations of approximately $106,000 during the same period in 2003.  The primary reason for the $59,000 increase in cash provided by operations in the 2004 period compared to the 2003 period was a decrease in operating costs, specifically in exploration activities.  Cash flows from investing during the 2004 period included the collection of the approximately $680,000 receivable from the City of Cripple Creek as a result of completing the Water Rights sale in December 2003.  The cash from the Water Rights sale and the majority of the cash from the Minimum Annual Payment of $250,000 received from the Joint Venture on January 15, 2004 was invested in short-term investments in the amount of $880,000 during the period.

The Company's working capital was approximately $1,943,000 at March 31, 2004 compared to $1,778,000 at December 31, 2003.  Working capital increased by approximately $165,000 at March 31, 2004 compared to December 31, 2003.  The change in working capital is due to the receipt of the approximately $680,000 receivable from the sale of Water Rights and the investment in short-term investments of approximately $880,000 during the three months ended March 31, 2004.  The Company does not have any remaining Water Rights.

Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for the coming year, barring unforeseen events.  The Company anticipates that its Philippine subsidiary will continue to hold all work on a standby basis until the MPSA is awarded to the claim owner.  If opportunities to economically pursue or expand Philippine or Nevada operations, or any other opportunity are available, and the Company elects to pursue them, additional working capital may also be required.  There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable.  Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be derived from the properties.

Results of Operations

The Company had net income, for the three months ended March 31, 2004, of approximately $163,000, compared to net income of approximately $125,000 in the comparable 2003 period.

The increase in net income for the first three months of 2004 compared with the corresponding period in 2003 was primarily due to decreased exploration activities during the 2004 period.

The Company accounts for its investment in the Joint Venture on the equity method.  During 1992, the Company's investment balance in the Joint Venture was reduced to zero.  Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures.  Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.  As of March 31, 2004, the Company's share of accumulated unrecorded losses from the Joint Venture was $18,542,858.

The Manager reported that the Joint Venture achieved a net profit of approximately $2.4 million for the three months ended March 31, 2004 as compared to a net loss of $1.5 million for the corresponding period in 2003.  The change to net profit in the 2004 period was primarily due to higher prevailing gold prices during the period. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period.  The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the efficiency of the Cresson mining operation, the market price of gold, which is volatile and subject to speculative movement, and a variety of factors beyond the Joint Venture’s control.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of disclosure controls and procedures.  The Company, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)), under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report.  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company’s management in order to allow timely decisions regarding required disclosure.

b.  Changes in internal controls.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures during the quarter ended March 31, 2004, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

PART II - OTHER INFORMATION

Item 1  through 3 are not being reported due to a lack of circumstances that require a response.

Item 4.  Submission of Matters to a Vote of Security Holders. None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

31.  Sarbanes-Oxley Act Section 302 Certification Principal Executive Officer and Principal Financial Officer.

32. Certification pursuant to18 U.S.C. Section 13.5 .

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDEN CYCLE GOLD CORPORATION

(Registrant)

Date 5/14/04

“R. Herbert Hampton”________________

R. Herbert Hampton,

President, Chief Executive Officer, and Treasurer

(Principal Executive Officer, Principal

Financial Officer, and Principal Accounting Officer)