Form 10-Q
period 2004-06-30
GOLDEN CYCLE GOLD CORP
filed 2004-08-13
CIK 719754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-11226

GOLDEN CYCLE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-0630963 (I.R.S. Employer Identification No.)
1515 South Tejon, Suite 201, Colorado Springs, Colorado (Address of principal executive offices)	80906 (Zip Code)
Registrant's telephone number, including area code: (719) 471-9013
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Number of Shares outstanding at June 30, 2004:    1,920,950

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$300,581	$202,099
Short-term investments	1,609,240	923,669
Interest receivable and other current assets	13,408	7,014
Prepaid insurance	7,210	24,580
Account receivable from sale of water rights	—	679,098

Total current assets	1,930,439	1,836,460
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	10,037	10,037
Machinery and equipment	33,806	33,806

	66,525	66,525
Less accumulated depreciation and depletion	(34,220)	(30,601)

	32,305	35,924

Total assets	$1,962,744	$1,872,384

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$35,059	$49,539
Accrued compensation expense	8,940	8,940

Total current liabilities	43,999	58,479
Shareholders' equity:
Common stock, no par value, authorized 100,000,000 shares; 1,920,950 1,908,450 shares, respectively, issued and outstanding	7,401,604	7,307,854
Additional paid-in capital	1,927,736	1,927,736
Accumulated comprehensive loss—foreign currency translation adjustment	(31,741)	(31,741)
Accumulated deficit	(7,378,854)	(7,389,944)

Total shareholders' equity	1,918,745	1,813,905

	$1,962,744	$1,872,384

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
AND ACCUMULATED DEFICIT
FOR THE THREE AND SIX MONTHS ENDED
June 30, 2004 and 2003
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004	2003
Revenue:
Distribution from mining joint venture in excess of carrying value		$—		$—	$250,000		$250,000

Total revenue		—		—	250,000		250,000
Expenses:
Exploration		(5,676)		(29,926)	(6,284)		(79,979)
General and administrative		(151,337)		(162,637)	(242,477)		(243,060)

Total expenses		(157,013)		(192,563)	(248,761)		(323,039)

Operating income (loss)		(157,013)		(192,563)	1,239		(73,039)
Other income:
Interest		5,128		4,247	9,851		9,412

Net income (loss)		$(151,885)		$(188,316)	$11,090		$(63,627)

Income (loss) per share		$(0.08)		$(0.10)	$0.01		$(0.03)

Weighted average common shares outstanding		1,916,252		1,897,783	1,912,351		1,903,146

Dilutive shares outstanding		174,500		167,000	174,500		167,000
Fully diluted earnings per share	$	*	$	*	$0.01	$	*

ACCUMULATED DEFICIT:
Beginning of period		$(7,226,969)		$(7,489,390)	$(7,389,944)		$(7,614,079)

End of period		$(7,378,854)		$(7,677,706)	$(7,378,854)		$(7,677,706)

*
Not reported as anti-dilutive due to net loss

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$11,090	$(63,627)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,619	1,668
Decrease in interest receivable and other current assets	10,976	10,158
Decrease in accounts payable and accrued liabilities	(14,480)	(495)

Net cash provided by (used in) operating activities	11,205	(52,296)

Cash flows from investing activities:
Increase in short-term investments, net	(685,571)	(152,551)
Purchase of equipment	—	(8,210)
Collection of account receivable from sale of water rights	679,098	—

Net cash used in investing activities	(6,473)	(160,761)
Cash flows provided by financing activity:
Proceeds from exercise of stock options	93,750	191,250

Net increase (decrease) in cash and cash equivalents	98,482	(21,807)
Cash and cash equivalents, beginning of period	202,099	578,212

Cash and cash equivalents, end of period	$300,581	$556,405

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

(2)   INVESTMENT IN JOINT VENTURE

        The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2004, the Company's share of accumulated unrecorded losses from the Joint Venture was $18,348,458.

(3)   EARNINGS PER SHARE

        Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. There were 174,500 shares of dilutive securities outstanding during the six months ended June 30, 2004.

(4)   STOCK-BASED COMPENSATION

        Stock Options: The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for stock options granted with exercise prices equal to the fair market value of the common stock.

        Had compensation cost for the Company's stock-based compensation plans been determined on the fair value basis at the grant date for awards under those plans consistent with FASB Statement 123,

the Company's net loss and loss per share would have been increased to pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(151,885)	(188,316)	11,090	(63,627)
Pro forma	(342,650)	(257,916)	(179,675)	(133,227)
Basic and diluted earnings (loss) per share:
As reported	(0.08)	(0.10)	0.01	(0.03)
Pro forma	(0.18)	(0.14)	(0.09)	(0.07)

        Stock options representing twenty thousand shares and ten thousand shares respectively, were granted during the six months ended June 30, 2004 and June 30, 2003. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

	Dividend yield	Expected volatility	Risk-free interest rate range	Expected life (in years)	Fair value of option
Options granted during the six months ended June 30, 2004	0	60%	4.77%	10	9.54
Options granted during the six months ended June 30, 2003	0	38%	4.10%	10	6.96

        The Black-Scholes option-pricing model provides a mathematical calculation of fair value using the variables above. If the model's input factors differ in the future from those historical factors used in the model, the "fair value of option" calculated by the model will differ from actuality.

(5)   AUTHORIZED SHARES

        At the Annual Meeting of Shareholders June 9, 2004 the Shareholders of the Company voted to increase the authorized shares of the Company's Common Stock from 3,500,000 shares to 100,000,000.

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

        The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $363.2 million were outstanding at June 30, 2004. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

Liquidity and Capital Resources

        Cash provided by operations was approximately $11,000 in the six months ended June 30, 2004 compared to cash used in operations of approximately $52,000 during the same period in 2003. The primary reason for the $63,000 increase in cash provided by operations in the 2004 period compared to the 2003 period was a decrease in operating costs, specifically in exploration activities. Cash flows from investing during the 2004 period included the collection of the approximately $680,000 receivable from the City of Cripple Creek as a result of completing the Water Rights sale in December 2003. The cash from the Water Rights sale and the majority of the cash from the Minimum Annual Payment of $250,000 received from the Joint Venture on January 15, 2004 was invested in short-term investments in the amount of $880,000 during the period. The Company does not have any remaining Water Rights.

        The Company's working capital was approximately $1,886,000 at June 30, 2004 compared to $1,778,000 at December 31, 2003. Working capital increased by approximately $108,000 at June 30,

2004 compared to December 31, 2003. The change in working capital is primarily due to $93,750 received from exercise of common stock options during the six months ended June 30, 2004.

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

Results of Operations

        The Company had net income, for the six months ended June 30, 2004, of approximately $11,000, compared to net loss of approximately $64,000 in the comparable 2003 period.

        The increase in net income for the first six months of 2004 compared with the corresponding period in 2003 was primarily due to decreased exploration activities during the 2004 period.

        The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2004, the Company's share of accumulated unrecorded losses from the Joint Venture was $18,348,458.

        The Manager reported that the Joint Venture achieved a net profit of approximately $3.3 million for the six months ended June 30, 2004 as compared to a net loss of $2.6 million for the corresponding period in 2003. The change to net profit in the 2004 period was primarily due to higher prevailing gold prices during the period. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the efficiency of the Cresson mining operation, the market price of gold, which is volatile and subject to speculative movement, and a variety of factors beyond the Joint Venture's control.

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

ITEM 4. CONTROLS AND PROCEDURES

          a.     Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)), under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2004, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

          b.     Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures during the quarter ended June 30, 2004, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART II—OTHER INFORMATION

        ITEMS 1 through 3 are not being reported due to a lack of circumstances that require a response.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        At the Annual Meeting of Shareholders, June 9, 2004, Management proposed, and the shareholders approved, an increase in authorized shares of the Corporation's Common Stock from 3,500,000 to 100,000,000 shares.

ITEM 5. Other Information. None.

ITEM 6. Exhibits and Reports on Form 8-K.

6.1
Form 8-K, May 6, 2004 (for reference only)

31.
Sarbanes-Oxley Act Section 302 Certification Principal Executive Officer and Principal Financial Officer.

32.
Certification pursuant to 18 U.S.C. Section 13.5.

SIGNATURES

        Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDEN CYCLE GOLD CORPORATION (Registrant)
Date 8/13/04	/s/ R. HERBERT HAMPTON R. Herbert Hampton, President, Chief Executive Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

QuickLinks

GOLDEN CYCLE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS
GOLDEN CYCLE GOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDED June 30, 2004 and 2003 (Unaudited)
GOLDEN CYCLE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED June 30, 2004 and 2003 (Unaudited)
NOTES TO FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 4. Submission of Matters to a Vote of Security Holders.
  ITEM 5. Other Information. None.
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES