Form 10-Q
period 2004-09-30
GOLDEN CYCLE GOLD CORP
filed 2004-11-15
CIK 719754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

Number of Shares outstanding at September 30, 2004: 9,629,350

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$243,706	$202,099
Short-term investments	1,411,559	923,669
Interest receivable and other current assets	14,046	7,014
Prepaid insurance	39,110	24,580
Account receivable from sale of water rights	—	679,098

Total current assets	1,708,421	1,836,460
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	10,037	10,037
Machinery and equipment	33,806	33,806

	66,525	66,525
Less accumulated depreciation and depletion	(36,029)	(30,601)

	30,496	35,924

Total assets	$1,738,917	$1,872,384

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$19,037	$49,539
Accrued compensation expense	8,940	8,940

Total current liabilities	27,977	58,479
Shareholders' equity:
Common stock, no par value, authorized 100,000,000 shares; 9,629,350 9,542,250 shares, respectively, issued and outstanding	7,401,667	7,307,854
Additional paid-in capital	1,927,736	1,927,736
Accumulated comprehensive loss—foreign currency translation adjustment	(31,741)	(31,741)
Accumulated deficit	(7,586,722)	(7,389,944)

Total shareholders' equity	1,710,940	1,813,905

	$1,738,917	$1,872,384

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS
AND ACCUMULATED DEFICIT
FOR THE THREE AND NINE MONTHS ENDED
September 30, 2004 and 2003
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Distribution from mining joint venture in excess of carrying value	$—	$—	$250,000	$250,000

Total revenue	—	—	250,000	250,000
Expenses:
Exploration	(48,087)	(61,872)	(54,372)	(141,851)
General and administrative	(166,399)	(102,078)	(408,875)	(345,138)

Total expenses	(214,486)	(163,950)	(463,247)	(486,989)

Operating income (loss)	(214,486)	(163,950)	(213,247)	(236,989)
Other income:
Interest	6,618	3,757	16,469	13,169

Net loss	$(207,868)	$(160,193)	$(196,778)	$(223,820)

Net loss per share—basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Weighted average common shares outstanding—basic and diluted	9,623,555	9,542,250	9,582,506	9,524,668

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(196,778)	$(223,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,428	3,478
Increase in interest receivable and other current assets	(21,562)	(13,710)
Decrease in accounts payable and accrued liabilities	(30,502)	(5,569)

Net cash used in operating activities	(243,414)	(239,621)

Cash flows from investing activities:
Increase in short-term investments, net	(487,890)	(354,779)
Purchase of equipment	—	(8,210)
Collection of account receivable from sale of water rights	679,098	—

Net cash provided by (used in) investing activities	191,208	(362,989)
Cash flows provided by financing activity:
Proceeds from exercise of stock options	93,813	191,250

Net increase (decrease) in cash and cash equivalents	41,607	(411,360)
Cash and cash equivalents, beginning of period	202,099	578,212

Cash and cash equivalents, end of period	$243,706	$166,852

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

(2)   INVESTMENT IN JOINT VENTURE

        The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses have been recouped. As of September 30, 2004, the Company's share of accumulated unrecorded losses from the Joint Venture was $18,042,458.

(3)   EARNINGS PER SHARE

        Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. There were 810,000 and 835,000 shares of dilutive securities outstanding during the nine months ended September 30, 2004 and 2003 respectively. These options were excluded from the computation of diluted earnings per share for the quarter ended September 30, 2004 and September 30, 2003 and the nine month period ended September 30, 2004 and September 30, 2003 because the effect on net earnings per share is antidilutive.

(4)   AUTHORIZED SHARES

        At the Annual Meeting of Shareholders June 9, 2004 the Shareholders of the Company voted to increase the authorized shares of the Company's Common Stock from 3,500,000 shares to 100,000,000.

(5)   STOCK SPLIT

        The Board of Directors elected to split the Company's Common Stock five for one effective July 12, 2004. This stock split has been given retroactive effect to all periods presented in the financial statements.

(6)   STOCK-BASED COMPENSATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(207,868)	(160,193)	(196,779)	(223,820)
Pro forma	$(207,868)	(160,193)	(387,544)	(293,420)
Basic and diluted earnings (loss) per share:
As reported	$(0.02)	(0.02)	(0.02)	(0.02)
Pro forma	$(0.02)	(0.02)	(0.04)	(0.03)

        Stock options representing twenty thousand shares (100,000 as adjusted for the July 12, 2004 stock split) and ten thousand shares respectively, were granted during the nine months ended September 30, 2004 and September 30, 2003. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

	Dividend yield	Expected volatility	Risk-free interest rate range	Expected life (in years)	Fair value of option
Options granted during the nine months ended September 30, 2004	0	60%	4.77%	10	9.54
Options granted during the nine months ended September 30, 2003	0	38%	4.10%	10	6.96

        The Black-Scholes option-pricing model provides a mathematical calculation of fair value using the variables above. If the model's input factors differ in the future from those historical factors used in the model, the "fair value of option" calculated by the model will differ from actuality.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

        The Company's principal mining investment and source of cash flows has been its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company's Joint Venture co-venturer is AngloGold Ashanti (Colorado) Corp. ("AngloGold", formerly Pikes Peak Mining Company), a wholly-owned subsidiary of AngloGold Ashanti North America Inc., which is a wholly owned subsidiary of AngloGold Ashanti Ltd.

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

        The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $353.5 million were outstanding at September 30, 2004. Under the Agreement as amended, the Joint Venture has not earned or distributed any Net Proceeds.

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

Liquidity and Capital Resources

        Cash used in operations was approximately $243,000 in the nine months ended September 30, 2004 compared to cash used in operations of approximately $240,000 during the same period in 2003. The primary reason for the $3,000 increase in cash used in operations in the 2004 period compared to the 2003 period was an increase in general and administrative costs. Cash flows from investing during the 2004 period included the collection of the approximately $680,000 receivable from the City of Cripple Creek as a result of completing the Water Rights sale in December 2003. The cash from the Water Rights sale and the majority of the cash from the Minimum Annual Payment of $250,000 received from the Joint Venture on January 15, 2004 was invested in short-term investments in the amount of $880,000 during the period. The Company does not have any remaining Water Rights.

        The Company's working capital was approximately $1,680,000 at September 30, 2004 compared to $1,778,000 at December 31, 2003. Working capital decreased by approximately $98,000 at

September 30, 2004 compared to December 31, 2003. The decrease in working capital is primarily due to net losses in the period.

        Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for the coming year, barring unforeseen events. The Company anticipates that its Philippine subsidiary will continue to hold all work on a standby basis until the Mineral Profit Sharing Agreement is awarded to the claim owner. If opportunities to economically pursue or expand Philippine or Nevada operations, or any other opportunity are available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be derived from the properties.

Results of Operations

        The Company had net loss, for the nine months ended September 30, 2004, of approximately $197,000, compared to net loss of approximately $224,000 in the comparable 2003 period.

        The decrease in net loss for the first nine months of 2004 compared with the corresponding period in 2003 was primarily due to decreased exploration activities during the 2004 period.

        The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses have been recouped. As of September 30, 2004, the Company's share of accumulated unrecorded losses from the Joint Venture was $18,042,458.

        The Manager reported that the Joint Venture achieved a net profit of approximately $4.9 million for the nine months ended September 30, 2004 as compared to a net loss of $7.3 million for the corresponding period in 2003. The change to net profit in the 2004 period was primarily due to higher prevailing gold prices during the period. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the efficiency of the Cresson mining operation, the market price of gold, which is volatile and subject to speculative movement, and a variety of factors beyond the Joint Venture's control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not hedge, sell forward or otherwise commit any asset on a contingency basis. We do not normally commit to multi-year contracts other than employment agreements and office space rental

(see Notes to the December 31, 2003 audited Consolidated Financial Statements, Note 7, Commitments and Contingencies). Our joint venture, the Cripple Creek & Victor Gold Mining Company, in the course of normal business, periodically executes long term supply contracts to limit its exposure to various supply risks. The joint venture has not previously hedged or sold forward gold or other assets for the joint account.

ITEM 4. CONTROLS AND PROCEDURES

        a.     Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)), under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

        b.     Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures during the quarter ended September 30, 2004, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART II—OTHER INFORMATION

ITEM 1. Legal.

        The action against Golden Cycle Gold Corporation in a state circuit-court action pending in Madison County, Illinois was recently dismissed without prejudice. This was an action to obtain compensatory damages allegedly suffered by an individual who it was asserted worked in 1950 at premises located in Colorado Springs and died in 2002 as a result of exposure to asbestos fibers there and at many other premises where he worked during his long lifetime.

ITEMS 2 and 3 are not being reported due to a lack of circumstances that require a response.

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

THE GOLDEN CYCLE GOLD CORPORATION (Registrant)
Date 11/12/04	By:	/s/ R. HERBERT HAMPTON R. Herbert Hampton, President, Chief Executive Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

QuickLinks

GOLDEN CYCLE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS
GOLDEN CYCLE GOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS AND ACCUMULATED DEFICIT FOR THE THREE AND NINE MONTHS ENDED September 30, 2004 and 2003 (Unaudited)
GOLDEN CYCLE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED September 30, 2004 and 2003 (Unaudited)
GOLDEN CYCLE GOLD CORPORATION NOTES TO FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. Legal.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
  ITEM 5. Other Information.
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES