Form 10-K
period 2004-12-31
GOLDEN CYCLE GOLD CORP
filed 2005-03-31
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                              .

Commission file number 0-11226

GOLDEN CYCLE GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0630963
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 201, 1515 South Tejon, Colorado Springs, CO	80906
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (719) 471-9013

Securities registered pursuant to Section 12 (g) of the Act:

(Title of Each Class)	(Name of Each Exchange on which registered)
Common Stock, No Par Value	Pacific Exchange

Securities Registered Pursuant To Section 12 (b) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               ☒   Yes            ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,705,087

The number of shares of the Registrant’s Common Stock outstanding as of March 28, 2005 was 9,669,250.

DOCUMENTS  INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Golden Cycle Gold Corporation was incorporated under the laws of the State of Colorado on May 19, 1972 for the purpose of acquiring and developing the mining properties (the “Mining Properties”) of the Golden Cycle Corporation, located in the Cripple Creek Mining District of Colorado.  Unless the context otherwise requires, the terms “Registrant” and “Company” as well as “we”, “us” and “our”, mean Golden Cycle Gold Corporation.

The primary business of the Company has been its participation in the Cripple Creek & Victor Gold Mining Company (“CC&V”), a joint venture (the “Joint Venture”) with AngloGold Ashanti (Colorado) Corp., formerly Pikes Peak Mining Company (“AngloGold”), a wholly-owned subsidiary of AngloGold Ashanti North America Inc., which, in turn, is a wholly owned subsidiary of AngloGold Ashanti Ltd.  The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado.

In addition to its Joint Venture activities, the Company incorporated Golden Cycle Philippines, Inc. (“GCPI”), a wholly-owned subsidiary, under the laws of the Philippines on November 12, 1996.  GCPI entered into an agreement with Benguet Corporation, a Philippine mining company, providing for their joint participation in the exploration, development and production of mining properties in certain areas of the Philippines.  All GCPI exploration work has been placed on a standby basis until a Mineral Profits Sharing Agreement (“MPSA”) is awarded to the claim owner of the Sagittarius Alpha Realty (“SAR”) claims.  See “Golden Cycle Philippines, Inc.” for further information regarding the proposed activities of GCPI in the Philippines.

During January 2002, the Company incorporated Golden Cycle Gold Exploration, Inc., a wholly-owned subsidiary, to conduct exploration activities for the Company.  As of this date the Company has not funded Golden Cycle Gold Exploration, Inc.

As of December 31, 2004, the Company had 3 employees.

Description of Mining Joint Venture

The Company’s interest in the Joint Venture was received in exchange for the Company’s rights to gold mining properties in the Cripple Creek Mining District of Colorado.  The rights and obligations of the parties are covered by an Amended and Restated Joint Venture Agreement (the “Joint Venture Agreement”) dated and effective as of January 1, 1991, between AngloGold and the Company.  The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado and the Company’s participation in the Joint Venture constitutes its primary business activity.  AngloGold serves as the manager (the “Manager”) of the Joint Venture.  The Joint Venture’s principal mining operations are conducted at the Cresson mine, where commercial production was commenced in the first half of 1995.

The Joint Venture Agreement defines an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid and (ii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed as follows: 80% to AngloGold and 20% to the Company.  After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to AngloGold and 33% to the Company.  In addition, the Company will generally be entitled to receive, in each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves, whichever occurs first, an annual minimum distribution of $250,000 (a “Minimum Annual Distribution”).  The first three Minimum Annual Distributions in 1991, 1992 and 1993 were not deemed to be a distribution of Net Proceeds to the Company and were not applied against the Company’s share of any Net Proceeds.  The Minimum Annual Distributions received on January 15, 1994 and thereafter constitute an advance on Net Proceeds and will be recouped against future shares of Net Proceeds to the Company.

The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the “Initial Loans”) to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions.  Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers.  The audited Joint Venture financial statements reported that as of December 31, 2004, the Joint Venture had $365.7 million in Initial Loans payable to AngloGold.  After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

The Joint Venture recorded net income of $7.7 million for the year ended December 31, 2004 compared to net losses of $0.5 million and $14.3 million for the years ended December 31, 2003 and December 31, 2002, respectively.  There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period.  The ability of the Joint Venture to sustain profitability is dependent upon a number of factors beyond the control of the Joint Venture , including without limitation, the market price of gold, which is volatile and subject to speculative movement, and the extent of mineralization in the area controlled by the Joint Venture and the efficiency of its mining operations.

Whether future gold prices and the results of the Joint Venture’s operations will reach and maintain a level necessary to repay the Initial Loans, complete the Initial Phase, and thereafter generate net income cannot be assured.

The Joint Venture completed construction of the required infrastructure for the Cresson Mine and began mining operations in 1995, with the first Cresson Mine gold pour occurring on February 14, 1995.  In 1996, the Joint Venture completed its first full year of Cresson Mine operations.  The development of the East and North Cresson mines began during the second quarter of 1999.  The Joint Venture began construction of expanded facilities during early 2002, completing the new truck shop, crushing facility, expanded process facility, and expanded valley leach facility by September 2003.  The last step in the mine expansion, a $15.5 million expansion of the valley fill leach facility, was completed during the fall of 2004.

2004 Operational Highlights

As the Joint Venture’s Manager, AngloGold provides the Company with detailed information on the activities and operations of the Joint Venture.  The following description of the Joint Venture’s operation is derived from information made available by the Manager, upon whom reliance is placed.

Production

The 2004 Joint Venture gold production was 329,029 troy ounces (approximately 94% of budget) compared to 283,886 troy ounces of gold (83% of budget) produced during 2003.  CC&V has corrected most of the leach pad chemistry problems previously reported and is experiencing improved recoveries.  CC&V is monitoring and working to improve leach pad chemistry on a daily basis.

CC&V appears to have overcome its truck capacity problems, chiefly through improved maintenance.  CC&V mined 58.3 million tons of material during the year (the expansion plan budgeted rate is 58 million tons a year), including 20.3 million tons of ore and 38 million tons of waste.   CC&V also moved 1.3 million tons of stockpiled ore to the crusher for a total of 59.6 million tons moved.

The new primary crusher operated at plant capacity during the year, crushing 20.1 million tons during the year versus a budget of 20 million tons.  Ore placed on the valley leach facility averaged 0.0245 troy ounces per ton, containing an estimated 492,943 troy ounces of gold (an estimated 355,950 recoverable ounces of gold).

Revenue and Costs

The Joint Venture sold approximately 331,299 troy ounces of gold at an average price of $409.52 per ounce producing total metal sale revenues of approximately $135.7 million.  The Joint Venture cash production costs for 2004 were approximately $256 per troy ounce compared to $198.9 per troy ounce during 2003 and a budget of $225.34 per troy ounce.  The main reason for the higher cost per ounce in 2004 compared to the budgeted cost per ounce was the reduced number of ounces produced (94% of budget) and increased variable costs such as diesel fuel.  The Joint Venture had total operating costs of $104.4 million, including depreciation, depletion and amortization (DD&A) of $30.7 million, and expensed exploration of approximately $1.4 million for the year, compared to $85.1 million, $25.8 million and $2.8 million comparatively for the year ended 2003.  Interest expense on the Initial Loans was approximately $23.8 million ($22.4 million in the year 2003).  The Company did receive the Minimum Annual Distribution of $250,000, which will be recouped from future shares of Net Proceeds to the Company.

Ore Reserves and Non-reserve Mineralization

The Joint Venture is conducting continuing exploration and engineering feasibility work concerning future operations.  These activities will serve to direct future exploration drilling programs as well as future development and project planning as part of its determination of the Joint Venture reserves.  The main objective of CC&V’s continuing exploration program for 2004 was to delineate the boundaries of two areas of mineralization in the Wild Horse Extension area and to increase the drill information available within areas which have previously indicated existing mineralization.  The decrease in current reserves is due to depletion.

CC&V currently controls over 85% of the patented claims within the district and 100% of the land within the year-end 2004 Ore Reserve Estimate.  All gold ore reserves and mineral resources are stated at 100% ownership basis although portions of the ore reserves are subject to third party royalties which vary according to individual agreements with the underlying property owner.

Each year CC&V models its gold ore reserves to incorporate the results of its exploration program, new geologic information, revised metallurgical recoveries, revised gold price, new geotechnical data, new pit designs, new operating costs and/or allowances for 2004 depletion.  The ore reserves and mineral resources shown for 2004 were modeled using a $375 gold price and a 0.007 ounce per ton (opt) recoverable cutoff grade.  A total of 252,654 feet of additional drilling was added (308 drill holes), and all geotechnical data remains as reported at year end 2003.  Resources remain restricted to a $425 Lerchs-Grossmann shell envelope around the reserve pits.  The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (Independent Mining Consultants, Inc., Mine Reserve Associates, Inc., Mineral Resource Development Associates, Inc., and Mine Development Associates, Inc.) over previous years, and conform to industry standards.  The ore reserves are shown on the table below:

Unaudited CC&V Ore Reserve Estimate as of December 31, 2004*
Cripple Creek / Victor District

	Ore Tons	Gold Ounces Per Ton	Contained Gold Ounces	Estimated Recoverable Ounces **
	(000’s)
Proven	52,830	0.031	1,645,844	1,012,785
Probable	81,469	0.027	2,231,971	1,361,682

Total Reserves, 2004	134,299	0.029	3,877,815	2,374,467

Change from 2003	3,536		(102,823)	(159,976)

Note:  The tonnage is shown in short tons.

*    These gold reserve figures were estimated based on a $375 per troy ounce gold price for all district deposits, and are subject to various royalties.  There can be no assurance, however, that the Joint Venture can earn a profit when the market price of gold equals or exceeds the gold price used in estimating those reserves.

**  Recoverability of contained ounces is based on heap leaching and metallurgical testing.  Recoverability rates vary by ore type.  The recoverable ounces shown are based on weight proportion metallurgical averages for all deposits.

The above estimates are based upon drill data and are a combination of “proven” and “probable” reserves.  The classifications of “proven” and “probable” are taken from the Securities and Exchange Commission’s Industry Guide 7, which defines the terms as follows.

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

The focus of the Joint Venture’s 2005 exploration program is to develop additional metallurgical information in mineral resource areas to enable it to change the classification of a portion of its non-reserve mineral resources to mineral reserve ounces of gold.  It expects to achieve this goal through additional infill drilling, geotech and metallurgical drilling and studies and mining studies.  Further, the Joint Venture is exploring a new area on a widely- spaced drill hole basis with the objective of defining a mineral resource in the area.

Environmental Reclamation

CC&V has developed an effective environmental protection and reclamation plan for this high-altitude, semiarid, cold-weather, year-round leaching environment.  Reclamation has continued since 1992 to support post mining land use for wild life, including elk.  Work continued in 2004 on the detoxification of the Victor leach pad with a view to its eventual closure and final reclamation.  Although the Victor leach pad has been detoxified to less than free cyanide standards for detoxification, its nitrates level remain elevated. The Joint Venture has secured total financial warranties of approximately $45 million to insure its success in completing the final reclamation of the entire property.  Ongoing compliance with federal and state regulations includes seismic, fugitive dust, and noise monitoring for the operation’s meeting applicable standards for ground and surface water; monitoring rain and snow fall, water and air emissions.

Employment

AngloGold provides the work force required by the Joint Venture, which has no employees.  AngloGold employment related to the Joint Venture increased to 316 at December 31, 2004, from 304 at December 31, 2003.  The increase in employment was a result of completing the mine expansion.

Governmental Regulation

Like all mining operations in the United States, the Joint Venture is subject to a multitude of environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”);  the Clean Air Act (“CAA”); the Clean Water Act (“CWA”); the Hazardous Materials Transportation Act (“HMTA”); the Toxic Substances Control Act (“TSCA”); Resource Conservation and Recovery Act (“RCRA”) and the Colorado Mined Land Reclamation Act.  The Joint Venture’s operations are subject to comprehensive regulation by the United States Environmental Protection Agency (“EPA”), the United States Mine Safety and Health Administration (“MSHA”) and other state and local agencies.  Failure to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties.  If the Joint Venture expands or changes its existing operations or proposes new operations, it may be required to obtain additional or amended permits or authorizations.  In particular, CERCLA, commonly called the “Superfund Act”, contains stringent reporting requirements for the release or disposal of hazardous substances, with substantial fines for noncompliance.

Certain solid and hazardous wastes from mining and mineral processing operations are temporarily exempt from regulation under RCRA.  The EPA is currently considering the promulgation of a special set of rules to regulate mining wastes under RCRA, but those may be delayed pending anticipated Congressional re-authorization and revision of RCRA.  The effect of any future regulation on the Joint Venture’s operations cannot be determined until the legislative process is completed and new rules are issued.  However, it is assumed that regulations may have a significant impact on operations of all mining companies and increase the costs of those operations.

Although the Manager expects that compliance with federal, state and local environmental and land use laws and regulations will continue to require significant future outlays of resources, it is not possible to say with any certainty what impact such compliance may have on the Joint Venture’s future capital expenditures or earnings.

Distribution of Proceeds and Other Financial Aspects

The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 2005.  Subsequent payments of the same amount are scheduled to be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining.  The payments made on

January 15, 1994 and subsequent annual payments of $250,000 constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of net proceeds.  After recovery by the Manager of these advances, if the Company’s share (20% in the Initial Phase) of Net Proceeds exceeds the applicable Minimum Annual Distribution after recouping any advanced distributions, the larger amount will be distributed to the Company.  The Joint Venture recorded net income of $7.7 million for the year ended December 31, 2004.

The Company accounts for its investment in the Joint Venture on the equity method.  Joint Venture distributions in excess of the investment carrying value are recorded as income.  During 1992, the Company’s share of Joint Venture losses exceeded the remaining carrying value of the investment and, accordingly, the investment was reduced to zero.  The Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  The Company believes that its liability for loss is limited to its loss of its equity in the Joint Venture.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.

As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company has not recorded its share of the Joint Venture net income for the 2004 period, $1,538,400, nor its share of the Joint Venture’s net loss for the 2003 period ($93,800) or 2002 period ($2,863,600).  The Company will not record its share of any future Joint Venture net income unless and until the balance of the Company’s accumulated unrecorded losses from the Joint Venture ($17,480,058 as of December 31, 2004) are recovered.

GOLDEN CYCLE PHILIPPINES, INC. (GCPI)

GCPI and its exploration activities were placed into a standby status in January 1999 for the reasons stated below.

GCPI Background

In January 1997, GCPI signed a comprehensive exploration agreement (the “BGA Agreement”) with Benguet Corporation (“Benguet”), which provided that all costs and participation will be shared 50/50 by the parties.  In October 1997, the two companies signed the First Supplemental Agreement to the BGA Agreement, which added 1,050 acres of mineral claims held by Benguet to the BGA.  Under the terms of this supplemental agreement, GCPI will earn a 50% interest in these claims in exchange for funding the first $250,000 (about 10 million Philippine pesos) of exploration work.  The claim area lies immediately south of the historic Masara and Hijo gold mines in the Philippines and just north of Benguet’s Kingking copper/gold deposit.

First Supplemental Agreement to the BGA

Phase I of the exploration effort on the five Sagittarius Alpha Realty (“SAR”) claims was completed in May 1998.  This effort consisted of geological mapping, grid soil sampling and analysis, and stream sediment and water analysis.  This work indicates the presence of sizable areas interpreted to be anomalous gold concentrations.  These must be further tested through trenching, tunneling and drilling to properly evaluate the gold potential.  The Phase II exploration could not be carried out as the old leased claims have not as of this date been awarded a Mineral Production Sharing Agreement (“MPSA”) as required by the 1995 Philippine Mining Law. Thus, all work on this project has been placed on a standby basis until the MPSA is awarded to Benguet, as claim owner.  Benguet has not applied for an MPSA as of March 2005.  The Company expects to expend approximately $5,000 during 2005 to maintain GCPI on a standby status.

OTHER OPPORTUNITIES

During 2001 the Company acquired two claim groups in Nevada: the Table Top and the Illipah gold prospects.  During first quarter 2002 the Company incorporated a wholly owned subsidiary, Golden Cycle Gold Exploration, Inc. (“GCX”), to independently direct the exploration efforts for these claim groups.  As of this report, the Company has not yet funded GCX.  Finally, the Company has an on-going exploration program in southwest Colorado.

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

Illipah

The Company’s Board of Directors has approved a budget to drill test the Illipah claim groups located in White Pine County, Nevada.  This gold project is situated in eastern Nevada at the southern extension of the Carlin Trend that contains the largest accumulation of gold deposits in North America.  The Company’s controls 191 unpatented lode, mining claims (approximately 3800 acres) over a six-mile strike length that contains favorable stratigraphic and structural environments for the discovery of a significant gold deposit.  The property is subject to advance royalty payments and a 2% Net Smelter Return (“NSR”) royalty on all mineral production.  An NSR is a royalty, usually a percent, of smelter production less certain allowable costs such as smelting and transportation to the smelter.  The NSR royalty is reduced to 1% if $2,000,000 in advance royalties is paid.

Past production from the immediate area of Illipah is 37,000 ounces of gold from an open pit mined in the late 1980’s and early 1990’s.  The ore was processed using heap leach technology.  This gold mineralization is envisioned as a surface gold anomaly that indicates there is a strong possibility of high-grade gold mineralization at depth near favorable stratigraphic contacts and structures.  The geological similarities between Illipah and Newmont’s Rain Deposit (the “Rain Deposit”) located 65 miles north-northwest are striking.  The Rain Deposit originally was mined as an open-pit, but is currently being mined underground.  The reported resource potential is 2 million ounces of gold and the average grade 0.40 oz/troy Au.  An underground target similar to the Rain Deposit is the concept being tested by the approved drill program that Golden Cycle will undertake in the spring of 2005.

The recommended drill program for Illipah consists of eight reverse circulation drill holes which will be angled to approximate perpendicular to the envisioned structures.  The holes are designed to test the favorable stratigraphic horizons and structural intersections at depth beneath gold anomalies on the surface.  The depths of the drill holes will range from 800 to 1500 feet.  A budget of approximately $259,000 will fund the drilling, assaying of samples, personnel, expenses, application and filing for exploration permit and necessary bonding.

Colorado

A continuing exploration effort is underway in the Company’s home state of Colorado, which the Company believes is currently being overlooked by both junior and major mining companies.  This exploration is focused on a particular area in southwest Colorado where the Company has developed a geologic concept indicating the possibility of an exploration target which meets the Company’s criterion.  During 2005, the Company will complete a regional study of the target area, including satellite imagery which it began in 2004, with the objective of narrowing the target area.  The Company is also continuing its selective search in western Colorado for additional mineral prospects to undertake during 2005.

ITEM 2.  PROPERTIES

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

To a great extent, the Joint Venture mining properties lie within the boundary of a geological entity known as a caldera or “volcanic subsidence basin” (the “Basin”).  The Basin is of rudimentary elliptical outline, with its long axis trending in a northwesterly direction.  It has a length of about 4-1/2 miles and a width of about 2-1/2 miles, covering some 5,000 acres at the ground surface.  The area of the Basin gradually narrows with depth.  The bulk of the historical Cripple Creek gold production was from the underground mines within the Basin, with the major mines located in the southern portion of the Basin.

From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States.  It is estimated that approximately 21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation.  The Joint Venture, including a number of joint venture partners, has added about 2.5 million troy ounces of gold production to this total during the period 1985 through 2004.  The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle.  Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts and workings are unsuitable for current operation without substantial rehabilitation.  The Joint Venture is not currently and does not anticipate, operating underground.

Oil and Gas Mineral Rights

The oil and gas properties of the Company are comprised of approximately 7,300 acres of mineral rights in the Penrose Area of Fremont County, Colorado.  There is no evidence of successful oil and gas development nearby, with the exception of the Florence, Colorado area.  Florence was the site of the first producing wells in Colorado in the 1860’s and the area is still producing on a limited scale today.  Several years ago, interest was shown in leasing very large acreages of state land about 50 to70 miles east of the Company’s land.  No development of that area is visible at this time, nor is it expected in the forseeable future.  The oil and gas properties have no carrying value for balance sheet purposes.

ITEM 3.  LEGAL PROCEEDINGS

As previously reported, the Sierra Club and Mineral Policy Center filed two complaints in U.S. District Court for the District of Colorado against CC&V and its Joint Venture partners, including the Company, alleging certain violations of the CWA.

1.           The first ten Causes of Action in the first of these two cases allege un-permitted discharges of pollutants into Fourmile Creek and from the Roosevelt Tunnel into Cripple Creek, and discharges of pollutants exceeding permitted amounts from the Carlton Tunnel and Arequa Gulch outfalls; the eleventh and twelfth causes of action in that case concern a discharge permit issued by the Colorado Water Quality Control Division in 1996 for an outfall in Arequa Gulch.  A pre-trial conference was held on March 25, 2005, in this case, and it should be ready by mid-summer for trial, though no trial date has yet been set.

2.           The second of these two cases relates to seeps asserted to be point-source discharges of Cresson Project drainage from the Moffat Tunnel Cribbing Wall and the Squaw Gulch Pond to Cripple Creek and a tributary thereto in Squaw Gulch.  Plantiffs assert and Defendants deny that the law requires a permit for these seeps.  This case was set for trial on April 12, 2005, but that setting was vacated and the two cases consolidated for trial on a date not yet set.

Management is contesting both of these cases, and is coordinating its own efforts with those of the owner and operator, CC&V, and the majority owners thereof, AngloGold North America, Inc., and AngloGold Colorado Corp.  The Company is neither the owner nor operator and its interest is limited to its minority interest in CC&V.  Therefore, the likelihood of an unfavorable outcome to the Company cannot be evaluated, and no estimate can be made of the amount or range of potential loss, if any, which might result either to the Company or to its interest in CC&V.

The suit pending at the end of 2003 in Madison County, Illinois, was recently dismissed on stipulation.

The Company expended approximately $17,000 and $12,500 during the years 2004 and 2003, respectively, defending against these suits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock has been listed and traded on the Pacific Exchange since 1987 (except during the period from July 6, 1994 to August 30, 1994), and from July 1, 1983 until June 30, 1992 was quoted on NASDAQ.  The Company’s trading symbol is GCGC on the Pacific Exchange.  The following table shows the high and low bid price per share on the Pacific Exchange, or the Over the Counter market, for each calendar quarter since January 1, 2003.  All stock prices have been adjusted to reflect the five for one stock split July 2004.

Price Range For:	HIGH	LOW
Quarter ended December 31, 2004	$2.98	$2.10
Quarter ended September 30, 2004	2.60	0.51
Quarter ended June 30, 2004	3.52	2.00
Quarter ended March 31, 2004	3.15	2.90
Quarter ended December 31, 2003	3.40	2.40
Quarter ended September 30, 2003	3.00	2.20
Quarter ended June 30, 2003	3.60	2.60
Quarter ended March 31, 2003	3.20	2.60

Bid prices are between dealers and do not include mark-ups, markdowns, or commissions, nor do they necessarily represent actual transactions.

Holders of the Company’s Common Stock

The number of holders of record of the Company’s Common Stock as of March 28, 2005 was 804.  The number of beneficial owners for whom shares are held in “street name” as of March 28, 2005 is believed to be more than 500.

Dividends

The Company has not paid any dividends.  The Company effected a five-for-one stock split effective July 2004 following shareholder approval of an increase in the authorized shares of the Company’s Common Stock from 3.5 million to 100 million at the 2004 annual meeting of shareholders.

Equity Compensation Plans

The following table shows information for all equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders	200,000	1.83	50,000

Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	200,000	1.83	50,000

There were no sales of unregistered securities during the year ended December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000

Revenues (1)	$250,000	$250,000	$250,000	$250,000	$250,000

Other income	30,000	581,000	30,000	86,000	105,000

Expenses	602,000	607,000	503,000	430,000	321,000

Share of Mining Joint Venture Losses (2)	—	—	—	—	—

Net income (Loss)	(322,000)	224,000	(223,000)	(94,000)	34,000

Net income (Loss) Per Share	(0.03)	0.02	(0.02)	0.00	0.00

Total Assets	1,647,000	1,872,000	1,417,000	1,649,000	1,727,000

Long term obligations	—	—	—	—	—

(1)  Revenues are comprised of the Minimum Annual Distribution.  See Management’s Discussion and Analysis below, and Notes to the consolidated financial statements for a description of the accounting for the Minimum Annual Distribution.

 (2)  The Joint Venture recorded net income of $7.7 million for the year ended December 31, 2004, and net losses of $0.5 million and $14.3 million for the years ended December 31, 2003 and 2002, respectively.  The Company has not recorded its share of the Joint Venture net income for the 2004 period ($1,538,400) nor its share of the Joint Venture’s net loss for the 2003 period ($93,800) or 2002 period ($2,863,600) because its Joint Venture investment balance was reduced to zero in 1992.  The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company’s accumulated unrecorded losses from the Joint Venture ($17,480,058 as of December 31, 2004) are recovered.  See Management’s Discussion and Analysis below, and Notes to the consolidated financial statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Our financial statements consolidate the operations of our wholly-owned subsidiary, Golden Cycle Philippines, Inc. with those of Golden Cycle Gold Corporation.  Golden Cycle Philippines, Inc. has minimal costs and assets and Golden Cycle Gold Exploration, Inc. had no operations or assets during the year ended December 31, 2004.

Currently, our primary mining investment and source of cash flows is our 33% interest in the CC&V Joint Venture.  The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado.  The Company’s Joint Venture co-venturer is AngloGold.  In addition to our interest in the Joint Venture, we own three gold mineral prospects which we are not actively exploring at present.

Our rights and obligations relating to our Joint Venture interest are governed by the Joint Venture Agreement.  The Joint Venture is currently, and for the foreseeable future will be, operating in the Initial Phase, as defined in the Joint Venture Agreement.  In accordance with the Joint Venture Agreement, AngloGold manages the Joint Venture and is required to finance all operations and capital expenditures during the Initial Phase.  See “Description of Mining Joint Venture” above.

Liquidity and Capital Resources

Our working capital was $1,558,000 at December 31, 2004 compared to $1,778,000 at December 31, 2003.  Cash used in operations was $333,000 in 2004 compared to $300,000 during 2003.  The increase in cash used in operations during 2004 was primarily due to the increased general and administrative expenses during the 2004 period.  Working capital decreased by approximately $220,000 at December 31, 2004 compared to December 31, 2003 primarily due to net losses in the 2004 period offset by approximately $98,000 in proceeds from the exercise of stock options during the year.

For 2005, the Company has budgeted approximately $259,000 for the initial exploration program for its Illipah gold exploration project.  Exploration permits have been obtained for exploration drilling on property beyond the drill holes in the initial exploration budget.  If the initial exploration proves successful, the Company may elect to accelerate exploration on the property and has the exploration permits to move rapidly into phase two exploration drilling.  Should the Company elect to accelerate the exploration program, it is likely that the Company will have to raise additional capital to finance the acceleration.  At this time, the likelihood that the Company will be able raise additional capital when required, and the cost of raising such additional capital is unknown.

The Company completed the sale of certain Johnson Ditch Water Rights it owned in Fremont County, Colorado to the City of Cripple Creek on December 31, 2003, for $679,098 in the form of a receivable which resulted in a $546,418 gain.  The total revenue to the Company from sale of this Water Right was $991,598, which amount includes the $312,500 which was received by the Company when a portion of the sale to the City of Cripple Creek closed on December 31, 1996.  The Company received payment in full from the City of Cripple Creek on January 7, 2002.  The Company does not have any further Water Rights.

We believe that the Company’s working capital, augmented by the Minimum Annual Distribution from the joint venture, is adequate to support operations at the current level for the coming year, barring unforeseen events.  We anticipate that our Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner.  If opportunities to economically pursue or expand Philippine, Nevada, Colorado operations, or any other opportunity discussed above (see Item 1, Other Opportunities) are available, and we elect to pursue them, additional working capital may also be required.  It is possible that the Company will elect to expand the Illipah exploration program which will require additional capital.  There is no assurance that we will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable.  Furthermore, if we were to commence such operations, it is not presently known when or if a positive cash flow could be derived from the operations.

Results of Operations

2004 vs 2003

We recorded net loss of approximately $322,000 for the year ended December 31, 2004 compared to a net profit for the year ended December 31, 2003 of approximately $224,000.  The difference between the net loss in 2004 compared to the net profit in 2003 was primarily the absence of the gain on the one time sale of Water Rights in 2003 (see above).  Each year the carrying costs of the Illipah claim group increase as have most of the general and administrative costs of doing business.  During the past year, the cost of compliance with the provisions of the Sarbanes-Oxley Act of 2002 also significantly increased the Company’s administrative costs, particularly its legal expenses.

2003 vs 2002

We achieved a net profit of approximately $224,000 for the year ended December 31, 2003 compared to a net loss for the year ended December 31, 2002 of approximately $223,000.  The positive results for 2003 were the result of the completion of the one time sale of our Water Rights to the City of Cripple Creek which resulted in approximately a $540,000 gain.

We account for our investment in the Joint Venture on the equity method.  Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as we are not required to finance the Joint Venture’s operating losses or capital expenditures.  Correspondingly, we have not recorded our share of Joint Venture income or losses incurred subsequent to the reduction of the Company’s Joint Venture investment balance to zero in 1992.  We will not record our share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.  As of December 31, 2004, the Company’s accumulated unrecorded losses from the Joint Venture are $17,480,058.  At the current prevailing price of gold we do not expect distributions from the Joint Venture in excess of the Minimum Annual Distribution ($250,000 per year) for several years.

The Joint Venture recorded net income for the year ended December 31, 2004 of approximately $7.7 million compared to net losses of $0.5 million, and $14.3 million for the years ended December 31, 2003 and 2002, respectively.  The primary reason for the Joint Venture’s improved performance in both 2004 and 2003 over the previous years’ performance was the increase in the prevailing price for gold bullion during each year.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Company’s current contractual obligations.

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other Long-Term Liabilities	354,700	107,600	189,400	57,700	—
Total	354,700	107,600	189,400	57,700	—

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included herein in Item 15.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were, effective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Internal control over financial reporting

Internal control over financial reporting is defined as a process designed by, or under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, through our audit committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect the our transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We are not required to report management’s assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, in connection with our initial review of disclosure controls and procedures above, we have noted certain areas in our systems of internal control which, if left unresolved or unaddressed, could result in material deficiencies and weaknesses in our internal control. These areas include, lack of segregation of duties due to limited personnel, limited capability due to the size of our Company to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, and lack of a formal budgeting process. Although, we have not instituted new internal control processes related to these identified areas, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review, we are considering what appropriate remedial actions, if any, are necessary to improve our systems of internal controls.

Within the quarter ended December 31, 2004, there were no significant changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.  The Company’s Code of Ethics is available by visiting the Company’s internet web site, Goldencycle.com, under investor information.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado (“EKS&H”), conducted the audit of our consolidated financial statements for the years ended December 31, 2004 and 2003 and the review of our quarterly consolidated financial statements for the quarters ended September 30, 2003 through December 31, 2004.  KPMG, LLP performed the review of the quarters ended March 31, 2003 and June 30, 2003.  EKS&H is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the Securities and Exchange Commission.  As a result, our directors specifically approve, in advance, non-audit services provided by EKS&H, and consider the effect, if any, of such services on audit or independence.

The fees paid by the Corporation to EKS&H LLP for services provided:

	2004	2003

1) Audit fees, including audits of our annual financial statements, review of our quarterly financial statements and statutory audits of our foreign subsidiaries.	$29,614	$33,700
2) Audit-related fees.	0	0
3) Tax fees (including tax compliance and advice).	5,670	8,500
4) All other fees.	0	0

The fees paid by the Corporation to KPMG LLP for services provided:

	2004	2003

1) Audit fees, including audits of our annual financial statements, review of our quarterly financial statements and statutory audits of our foreign subsidiaries.	$2,900	$2,000
2) Audit-related fees.	0	0
3) Tax fees (including tax compliance and advice).	0	0
4) All other fees.	0	0

The Company has concluded that the provision of services by EKS&H is compatible with maintaining its independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

Report of Independent Registered Accounting Firm, Ehrhardt Keefe Steiner & Hottman, P.C.

Independent Auditors’ Report, KPMG LLP

Consolidated Balance Sheets, December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.  Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibit Index

3.1.  Articles of Incorporation and By-laws (incorporated by reference to Exhibit 2 to the Company’s Form 10 dated May 19, 1983).

10.1.  Amended and Restated Joint Venture Agreement between AngloGold Ashanti (Colorado) Inc. and the Company dated as of January 1, 1991 (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated June 17, 1991).

10.2  1997 Officers’ & Directors’ Stock Option Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated April 30, 1997).

10.3  2002 Stock Option Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated April 27, 2001).

10.4 Employment Agreement dated August 1, 2002 with R. Herbert Hampton (incorporated by reference to Exhibit 10.4 to the Company’s Form 10 dated March 28, 2003).

10.5 Employment Agreement dated December 2, 2004 with R. Herbert Hampton (incorporated by reference to Exhibit 1 to the Company’s Form 8-K dated December 3, 2004).

21a. Subsidiary of the Company:  Golden Cycle Philippines Inc. incorporated in the Republic of the Philippines.

21b. Subsidiary of the Company:  Golden Cycle Gold Exploration Inc. incorporated in the state of Nevada.

23.1 Consent of EKS&H PC.

23.2 Consent of KPMG LLP.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

31.2  Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

32.1 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

32.2  Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

/s/ R. Herbert Hampton
R. Herbert Hampton, President, Chief
Executive Officer, and Treasurer
(Principal Executive Officer, Principal
Financial Officer, and Principal Accounting
Officer)

Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ R. Herbert Hampton	March 30, 2005
R. Herbert Hampton, President, Chief Executive Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	Date

/s/ James C. Ruder	March 30, 2005
James C. Ruder, Director	Date

/s/ Robert T. Thul	March 30, 2005
Robert T. Thul, Director	Date

/s/ Dr. Taki N. Anagnoston	March 30, 2005
Dr. Taki N. Anagnoston, Director	Date

/s/ Donald L. Gustafson	March 30, 2005
Donald L. Gustafson, Director	Date

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004 and 2003

(With Report of Independent Registered Accounting Firm)

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Golden Cycle Gold Corporation

Colorado Springs, Colorado

We have audited the consolidated balance sheets of Golden Cycle Gold Corporation and Subsidiaries (a Colorado corporation) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Cycle Gold Corporation and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

February 9, 2005
Denver, Colorado

Report of Independent Registered Public Accounting Firm

Board of Directors

Golden Cycle Gold Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows of Golden Cycle Gold Corporation and subsidiaries for the year ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Golden Cycle Gold Corporation and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado
March 21, 2003

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$457,000	$202,099
Short-term investments (note 2)	1,120,273	923,669
Interest receivable and other current assets	13,524	7,014
Prepaid insurance	24,380	24,580
Account receivable from sale of water rights (note 3)	—	679,098
Total current assets	1,615,177	1,836,460
Property and equipment, at cost:
Land	2,025	2,025
Mineral claims	20,657	20,657
Furniture and fixtures	10,030	10,037
Machinery and equipment	31,819	33,806
	64,531	66,525
Less accumulation depreciation and depletion	(33,126)	(30,601)
	31,405	35,924
Total assets	$1,646,582	$1,872,384

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$56,868	$58,479
Total current liabilities	56,868	58,479

Commitments and contingencies (note 8)

Shareholders’ equity (note 6):
Common stock, no par value. Authorized 100,000,000 shares; issued and outstanding 9,669,250 shares in 2004; 9,542,250 shares in 2003	7,406,317	7,307,854
Additional paid-in capital	1,927,736	1,927,736
Accumulated deficit	(7,712,526)	(7,389,944)
Accumulated other comprehensive loss	(31,813)	(31,741)
Total shareholders’ equity	1,589,714	1,813,905
Total liabilities and shareholders’ equity	$1,646,582	$1,872,384

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2004	2003	2002
Revenue:
Distributions from mining joint venture in excess of carrying value (note 4)	$250,000	$250,000	$250,000

Expenses:
General and administrative expense	542,510	464,348	345,209
Depreciation expense	5,286	1,217	3,759
Exploration expense	54,372	141,851	153,934
	602,168	607,416	502,902
Operating loss	(352,168)	(357,416)	(252,902)

Other income (expense):
Interest and other income	21,545	15,405	29,847
Gold bullion mark-up to market	8,041	24,229	—
Gain (loss) on assets sold (net)	—	541,917	(375)
	29,586	581,551	29,472
Net income (loss)	$(322,582)	$224,135	$(223,430)
Basic earnings (loss) per share	$(0.03)	$0.02	$(0.02)

Diluted earnings (loss) per share	(0.03)	0.02	(0.02)

Basic weighted average shares outstanding	9,597,231	9,529,100	9,442,250

Diluted weighted average shares outstanding	10,391,786	10,364,100	9,442,250

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the Years ended December 31, 2004, 2003, and 2002

					Accumulated
					other
					comprehensive
					loss – foreign
			Additional		currency
	Common stock		paid-in	Accumulated	translation
	Shares	Amount	capital	deficit	adjustment	Total
Balance at December 31, 2001	9,442,250	$7,116,604	$1,927,736	$(7,390,649)	$(30,715)	$1,622,976
Net loss	—	—	—	(223,430)	—	(223,430)
Foreign currency translation adjustment	—	—	—	—	(823)	(823)
Comprehensive loss						(224,253)
Balance at December 31, 2002	9,442,250	7,116,604	1,927,736	(7,614,079)	(31,538)	1,398,723
Stock options exercised	100,000	191,250	—	—	—	191,250
Net income	—	—	—	224,135	—	224,135
Foreign currency translation adjustment	—	—	—	—	(203)	(203)
Comprehensive income						223,932
Balance at December 31, 2003	9,542,250	7,307,854	1,927,736	(7,389,944)	(31,741)	1,813,905
Stock options exercised	127,000	98,463	—	—	—	98,463
Net loss	—	—	—	(322,582)	—	(322,582)
Foreign currency translation adjustment	—	—	—	—	(72)	(72)
Comprehensive net loss						(322,654)
Balance at December 31, 2004	9,669,250	$7,406,317	$1,927,736	$(7,712,526)	$(31,813)	$1,589,714

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(322,582)	$224,135	$(223,430)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	5,286	1,217	3,759
Increase in market value of gold asset	(8,041)	(24,229)	—
(Gain) loss on disposal of assets	—	(541,817)	375
Decrease (increase) in interest receivable and other current assets	(6,510)	5,605	9,994
Decrease (increase) in prepaid insurance	200	(5,436)	505
Increase (decrease) in accounts payable and accrued liabilities	(1,611)	40,227	(7,680)

Net cash used in operating activities	(333,258)	(300,298)	(216,477)

Cash flows from investing activities:
Decrease (increase) in short-term investments, net	(188,563)	(258,652)	236,516
Proceeds from account receivable on sale of water rights	679,098	—	—
Purchases of property and equipment	(767)	(8,210)	(11,846)

Net cash provided by (used in) investing activities	489,768	(266,862)	224,670

Cash flows provided by financing activity:
Proceeds on exercise of stock options	98,463	191,250	—
Net cash provided by investing activities	98,463	191,250	—

Effect of exchange rate changes on cash	(72)	(203)	(823)
Net increase (decrease) in cash and cash equivalents	254,901	(376,113)	7,370
Cash and cash equivalents, beginning of year	202,099	578,212	570,842
Cash and cash equivalents, end of year	$457,000	$202,099	$578,212

Supplemental disclosure of non-cash activity:
During 2003, the Corporation sold assets held for sale for $679,098 which was recorded as a receivable at December 31, 2003.
During 2004, 77,900 shares were surrendered in cashless exercise of stock options.

See accompanying notes to consolidated financial statements.

(1)                     Summary of Significant Accounting Policies

Golden Cycle Gold Corporation (the Company), a Colorado corporation, acquires and explores mining properties in Colorado, Nevada, and the Republic of the Philippines. The Company’s principal investment consists of its joint venture participation in the Cripple Creek and Victor Gold Mining Company (the Joint Venture), a precious metals mining company in the Cripple Creek Mining District of Teller County, Colorado. In addition, during 1997 the Company established Golden Cycle Philippines, Inc. (GCPI), a wholly owned subsidiary of the Company, in the Republic of the Philippines in order to participate in potential mining opportunities.  In January 2002, the Company established Golden Cycle Gold Exploration, Inc. (GCGE), a wholly owned subsidiary, to conduct exploration activities for the Company.

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

(d)                      Short-Term Investments

Short-term investments consist of U.S. Treasury Bills and certificates of deposit. U.S. Treasury Bills that the Company has both the intent and ability to hold to maturity are carried at amortized cost.   Short-term investments also includes 310 troy ounces of gold bullion purchased by the Company in 2002.  Interest revenue and the increase or decrease in the value of the gold bullion is included in the consolidated statement of operations.

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

(f)                         Mineral Exploration and Development Costs

Mineral exploration costs are expensed as incurred. Mineral property development costs are capitalized and depleted based upon estimated proven and probable recoverable reserves. The

Company has no capitalized mineral property development costs at December 31, 2004 or December 31, 2003.

The Company assesses the carrying value of its long-lived assets for impairment whenever changes in facts or circumstances indicate that they may be impaired.  Potential impairment is estimated by comparing estimated future undiscounted cash flows expected to be generated from such assets with their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value.  The Company has not recorded impairment costs at December 31, 2004 or December 31, 2003.

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

Gains and losses arising from translation of the consolidated financial statements of GCPI operations are included in the accumulated other comprehensive income (loss) in shareholders’ equity. Amounts in this account are recognized in the consolidated statements of operations when the related net foreign investment is reduced. Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

(i)                         Stock Options

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosures requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002.  Had compensation cost been determined under the provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded.

	2004	2003	2002

Net income (loss):
As reported	$(322,582)	$224,135	$(223,430)
Pro forma	(504,980)	154,535	(454,346)

Basic and diluted earnings (loss) per share:
As reported	$(0.03)	$0.02	$(.02)
Pro forma	(0.05)	0.02	(.04)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

	Dividend yield	Expected volatility	Risk-free interest rate	Expected life (in years)	Weighted- average fair value of option

Options granted in 2002	0%	48%	4.61%	10	$1.84
Options granted in 2003	0%	38%	4.10%	10	$1.39
Options granted in 2004	0%	55%	4.77%	10	$1.82

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

(k)                      Comprehensive Income

In 1998, we adopted SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period they are recognized.  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).  We have disclosed comprehensive income (loss) in our consolidated financial statements accordingly.

(l)                         Revenue Recognition

The Company recognizes revenue as advanced distributions from the Joint Venture are received.

(2)                     Short-Term Investments

The Company held certificates of deposit of approximately $985,000 and $696,000 at December 31, 2004 and 2003, respectively. All certificates of deposit held at December 31, 2004 mature within one year. Short-term investments also include 310 troy ounces of gold bullion purchased by the Company in 2002 at a cost of $102,859 and is carried at market value of $135,129 at December 31, 2004 which includes an unrealized gain of $32,270.

(3)                     Accounts Receivable From Sale of Water Rights

The Company completed the sale of certain Water Rights it owned in Fremont County, Colorado to the City of Cripple Creek on December 31, 2003, for $679,098 in the form of a receivable and resulted in a $546,418 gain.  The Company does not have any further Water Rights.

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

The Joint Venture Agreement, as amended, generally requires AngloGold to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid and (ii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed to the joint venturers in the proportion of 80% to AngloGold and 20% to the Company.  The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the “Initial Loans”) to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions.  As of December 31, 2004, Initial Loans were approximately $365.7 million and no Net Proceeds have been distributed. Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase, the Joint Venture will distribute metal in kind, 67% to AngloGold and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company’s future share of Net Proceeds, if any.

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

The Company’s share of 2004 Joint Venture net income which has not been recorded in its consolidated financial statements is approximately $1,538,000. The Company’s share of the 2003 and 2002 Joint Venture losses, which have not been recorded in its consolidated financial statements is approximately $93,800 and $2,863,600, respectively. As of December 31, 2004, the Company’s accumulated unrecorded losses from the Joint Venture are approximately $17,480,000.

The condensed balance sheets of the Joint Venture as of December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(In thousands)
Assets

Inventory	$103,235	98,433
Other current assets	662	5,002

Total current assets	103,897	103,435

Fixed assets and mine development costs, net	245,106	250,310

Total assets	$349,003	353,745

Liabilities and Venturers’ Deficit

Current liabilities	$13,473	14,377
Payable to AngloGold	365,698	376,515
Capital lease obligations	10,451	12,772
Asset retirement obligation	16,716	14,786
Other long-term liabilities	1,691	1,763

Total liabilities	408,029	420,213

Venturers’ deficit	(59,026)	(66,468)

Total liabilities and Venturers’ deficit	$349,003	353,745

The condensed statements of operations of the Joint Venture for each of the years in the three-year period ended December 31, 2004 are summarized as follows:

	2004	2003	2002
		(In thousands)
Revenue	$135,673	$102,645	$70,462
Operating expenses	(104,356)	(85,138)	(63,123)
Gross profit	31,317	17,507	7,339
Interest expense	(23,813)	(22,378)	(20,905)
Other income (expense)	188	(514)	(752)
Income (loss) before cumulative effect of change in accounting principle	7,692	(5,385)	(14,318)
Cumulative effect of change in accounting principle	—	4,916	—
Net income (loss)	$7,692	$(469)	$(14,318)

(5)                     Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$801,000	664,000
Exploration expenditures	67,000	96,000
Other	5,000	—

	873,000	760,000

Valuation allowance	(873,000)	(760,000)
Net deferred tax assets	$—	—

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2004	2003
Statutory federal income tax rate	34.0%	34.0%
Effect of:
State and local income taxes	3.30	3.30
Other - net	(1.96)	0.40
Change in valuation allowance	(35.34)	(37.70)
Effective tax rate	0.00%	0.00%

At December 31, 2004, the Company has net operating loss carry forwards for income tax purposes of approximately $2,148,000 which expires beginning in 2005 through 2025.

The Company has not recorded an income tax benefit in 2004 or 2003 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

(6)                     Common Stock Options

During 1992, the Company’s Board of Directors adopted a Directors’ Stock Option Plan (the Directors’ Plan) and a 1992 Stock Option Plan (the 1992 Plan).  All options available under the Directors’ Plan were granted prior to December 31, 1994.  During 1997, shareholders approved the 1997 Officers’ and Directors’ Stock Option Plan, and during 2002, shareholders approved the 2002 Stock Option Plan pursuant to which 1,000,000 and 625,000 shares, respectively, of the Corporation’s common stock were reserved for issuance pursuant to options to be granted.  The 1992 Plan provided for the grant of options on a discretionary basis to certain employees and consultants.  Under each plan, the exercise price cannot be less than the fair market value of the common stock on the date of the grant.  The expiration of the options is ten years from the date of the grant.

During 2004, the Company granted 100,000 options to directors of the Corporation, and during 2003 and 2002 the Company granted 50,000 and 125,000 options respectively to directors of the Corporation under the above plans.

Changes in stock options for each of the years in the three-year period ended December 31, 2004 are as follows:

	Shares	Option price per share	Weighted average exercise price

Outstanding and exercisable at December 31, 2001	760,000	$1.41	$1.41
Granted	125,000	2.33	2.33

Outstanding and exercisable at December 31, 2002	885,000	1.19 – 2.33	1.52
Granted	50,000	2.60	2.60
Exercised	(100,000)	1.50 – 2.05	1.91

Outstanding and exercisable at December 31, 2003	835,000	1.04 – 2.60	1.46
Granted	100,000	2.60	2.60
Exercised	(204,900)	1.33 – 1.80	1.44
Expired	(320,100)	1.04 – 2.33	1.63
Outstanding and exercisable at December 31, 2004	410,000	1.04 – 2.60	1.92

The weighted average remaining term of options outstanding was 6.81 and 6.35 years at December 31, 2004 and 2003, respectively.

(7)                     Recently Issued Financial Accounting Standards:

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial position, net earnings or cash flows.

In December 2004, the FASB issued SFAS No. 123 revised 2004, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. The Company cannot yet determine the impact that the adoption of SFAS No. 123 revised 2004 will have on our financial position, net earnings or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory

Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our results of operations or financial position, but do not expect SFAS 151 to have a material effect.

In September 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF No. 03-1). The guidance in EITF No. 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, certain provisions regarding the assessment of whether an impairment is other than temporary have been delayed. Although the disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and 124. For all other investments addressed by EITF No. 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. We do not believe that the adoption of EITF No. 03-1 will have a material impact on our financial position, net earnings or cash flows.

(8)                     Commitments and Contingencies

As previously reported, the Sierra Club and Mineral Policy Center filed two complaints in U.S. District Court for the District of Colorado against Cripple Creek & Victor Gold Mining Company (CC&V) and its Joint Venture partners, including the Company, alleging certain violations of the U.S. Clean Water Act (CWA).

1.                      The first ten Causes of Action in the first of these two cases allege un-permitted discharges of pollutants into Fourmile Creek and from the Roosevelt Tunnel into  Cripple Creek, and discharges of pollutants exceeding permitted amounts from the Carlton Tunnel and Arequa Gulch outfalls; the eleventh and twelfth causes of action in that case concern a discharge permit issued by the Colorado Water Quality Control Division in 1996 for an outfall in Arequa Gulch.  A pre-trial conference was held on March 25, 2005, in this case, and it should be ready by mid-summer for trial, though no trial date has yet been set.

2.                      The second of these two cases relates to seeps asserted to be point-source discharges of Cresson Project drainage from the Moffat Tunnel Cribbing Wall and the Squaw Gulch Pond to Cripple Creek and a tributary thereto in Squaw Gulch.  Plantiffs assert and Defendants deny that the law requires a permit for these seeps.  This case was set for trial on April 12, 2005, but that setting was vacated and the two cases consolidated for trial on a date not yet set.

Management is contesting both of these cases, and is coordinating its own efforts with those of the owner and operator, Cripple Creek & Victor Gold Company (“CC&V”), and the majority owners thereof, AngloGold North America, Inc., and AngloGold Colorado Corp.  The Company is neither the owner nor operator and its interest is limited to its minority interest in CC&V.  Therefore, the likelihood of an unfavorable outcome to the Company cannot be evaluated, and no estimate can be made of the amount or range of potential loss, if any, which might result either to the Company or to its interest in CC&V.

The suit pending at the end of 2003 in Madison County, Illinois, was recently dismissed on stipulation.

The Company expended approximately $17,000 and $12,500 during the years 2004 and 2003, respectively, defending against these suits.

 (9)                  Selected quarterly financial data

(unaudited)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Distributions from mining joint venture in excess of carrying value (note 4)	$250,000	$—	$—	$—

Operating income (loss)	158,252	(157,013)	(214,486)	(138,921)

Net income (loss)	162,975	(151,885)	(207,868)	(125,804)
Net income (loss) per share	0.02	(0.02)	(0.02)	(0.01)
Pro forma net income (loss) per share	0.02	(0.04)	(0.02)	(0.01)

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Distributions from mining joint venture in excess of carrying value (note 4)	$250,000	$—	$—	$—

Operating income (loss)	119,524	(192,563)	(163,950)	(120,427)

Net income (loss)	124,689	(188,316)	(160,193)	447,955
Net income (loss) per share	0.01	(0.02)	(0.02)	0.05
Pro forma net income (loss) per share	0.01	(0.03)	(0.02)	0.05