Form 10-K/A
period 2004-12-31
GOLDEN CYCLE GOLD CORP
filed 2005-04-05
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Documents incorporated by reference:

Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) are incorporated by reference into Part III of this amended Annual Report on Form 10-K/A.

Explanatory Note:

This Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2004 is being filed to correct certain disclosures regarding and included in the Consolidated Financial Statements in the initial filing on March 31, 2005.  This Form 10-K/A amends a reference to note 8 to the Consolidated Financial Statements in Item 7A, amends the diluted weighted average shares outstanding included in the Consolidated Statements of Operations, and inserts additional information in Note 1 to the Consolidated Financial Statements.  There are no other changes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hedge, sell forward or otherwise commit any asset on a contingency basis.  We do not normally commit to multi-year contracts other than employment agreements and office space rental (see Notes to Consolidated Financial Statements, Note 8, Commitments and Contingencies).  The Joint Venture, in the course of normal business, periodically executes long term supply contracts to limit its exposure to various supply risks.  The Joint Venture has not previously hedged or sold forward gold or other assets for the joint account.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included herein in Item 15.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  Documents filed as part of this report:

(1) Financial Statements

Report of Independent Registered Accounting Firm,
Ehrhardt Keefe Steiner & Hottman, P.C.	5

Independent Auditors’ Report, KPMG LLP	6

Consolidated Balance Sheets, December 31, 2004 and 2003	7

(2) Financial Statement Schedules.  Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits.

(Exhibit Number referenced to Item 601 of Regulation S-K).

Exhibit Index

31.3  Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

31.4  Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

32.3  Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

32.4  Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

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

Date: April 5, 2005

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

/s/ KPMG LLP

Denver, Colorado

March 21, 2003

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$457,000	$202,099
Short-term investments (note 2)	1,120,273	923,669
Interest receivable and other current assets	13,524	7,014
Prepaid insurance	24,380	24,580
Account receivable from sale of water rights (note 3)	—	679,098
Total current assets	1,615,177	1,836,460

Property and equipment, at cost:
Land	2,025	2,025
Mineral claims	20,657	20,657
Furniture and fixtures	10,030	10,037
Machinery and equipment	31,819	33,806
	64,531	66,525
Less accumulation depreciation and depletion	(33,126)	(30,601)
	31,405	35,924
Total assets	$1,646,582	$1,872,384

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$56,868	$58,479
Total current liabilities	56,868	58,479

Commitments and contingencies (note 8)

Shareholders’ equity (note 6):
Common stock, no par value. Authorized 100,000,000 shares; issued and outstanding 9,669,250 shares in 2004; 9,542,250 shares in 2003	7,406,317	7,307,854
Additional paid-in capital	1,927,736	1,927,736
Accumulated deficit	(7,712,526)	(7,389,944)
Accumulated other comprehensive loss	(31,813)	(31,741)
Total shareholders’ equity	1,589,714	1,813,905
Total liabilities and shareholders’ equity	$1,646,582	$1,872,384

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2004	2003	2002
Revenue:
Distributions from mining joint venture in excess of carrying value (note 4)	$250,000	$250,000	$250,000

Expenses:
General and administrative expense	542,510	464,348	345,209
Depreciation expense	5,286	1,217	3,759
Exploration expense	54,372	141,851	153,934
	602,168	607,416	502,902
Operating loss	(352,168)	(357,416)	(252,902)

Other income (expense):
Interest and other income	21,545	15,405	29,847
Gold bullion mark-up to market	8,041	24,229	—
Gain (loss) on assets sold (net)	—	541,917	(375)
	29,586	581,551	29,472
Net income (loss)	$(322,582)	$224,135	$(223,430)
Basic earnings (loss) per share	$(0.03)	$0.02	$(0.02)

Diluted earnings (loss) per share	(0.03)	0.02	(0.02)

Basic weighted average shares outstanding	9,597,231	9,529,100	9,442,250

Diluted weighted average shares outstanding	9,597,231	10,364,100	9,442,250

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

	2004	2003	2002

Net income (loss):
As reported	$(322,582)	$224,135	$(223,430)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards	(182,398)	(69,600)	(230,916)
Pro forma	(504,980)	154,535	(454,346)

Basic and diluted earnings (loss) per share:
As reported	$(0.03)	$0.02	$(.02)
Pro forma	(0.05)	0.02	(.04)

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

(m)                   Per Share Information

 Basic earnings (loss) per common share are computed as net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share are computed as net income (loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period.

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

At December 31, 2004, the Company has net operating loss carryforwards for income tax purposes of approximately $2,148,000 which expire beginning in 2005 through 2025.

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

(9)                     Selected quarterly financial data

(unaudited)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Distributions from mining joint venture in excess of carrying value (note 4)	$250,000	$—	$—	$—

Operating income (loss)	158,252	(157,013)	(214,486)	(138,921)

Net income (loss)	162,975	(151,885)	(207,868)	(125,804)
Net income (loss) per share	0.02	(0.02)	(0.02)	(0.01)
Pro forma net income (loss) per share	0.02	(0.04)	(0.02)	(0.01)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Distributions from mining joint venture in excess of carrying value (note 4)	$250,000	$—	$—	$—

Operating income (loss)	119,524	(192,563)	(163,950)	(120,427)

Net income (loss)	124,689	(188,316)	(160,193)	447,955
Net income (loss) per share	0.01	(0.02)	(0.02)	0.05
Pro forma net income (loss) per share	0.01	(0.03)	(0.02)	0.05