Form 10-K/A
period 2004-12-31
GOLDEN CYCLE GOLD CORP
filed 2005-04-29
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 2 to Form 10-K)

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

Explanatory Note:

This Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2004 is being filed to include the Consent of Independent Registered Public Accounting Firms, Ehrhardt Keefe Steiner & Hottman, P.C. and KPMG LLP to the incorporation by reference of their reports in the Registrations Statements of Company.  There are no other changes.

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

(3)  Exhibits.

(Exhibit Number referenced to Item 601 of Regulation S-K).

Exhibit Index

23.3 Consent of EKS&H PC.

23.4 Consent of KPMG LLP.

31.4  Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

31.5  Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

32.4 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

32.5  Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

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

Date: April 28, 2005

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