Form 10-Q
period 2005-03-31
GOLDEN CYCLE GOLD CORP
filed 2005-05-13
CIK 719754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Number of Shares outstanding at May 10, 2005:    9,744,250

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED
BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$673,306	$457,000
Short-term investments	1,122,843	1,120,273
Interest receivable and other current assets	10,006	13,524
Prepaid insurance	14,087	24,380

Total current assets	1,820,242	1,615,177
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	10,030	10,030
Machinery and equipment	31,819	31,819

	64,531	64,531
Less accumulated depreciation	(34,379)	(33,126)

	30,152	31,405

Total assets	$1,850,394	$1,646,582

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,082	$56,868

Total current liabilities	21,082	56,868
Shareholders' equity:
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 9,669,250 shares at December 31, 2004, 9,744,250 shares at March 31, 2005	7,499,429	7,406,317
Additional paid-in capital	1,927,736	1,927,736
Accumulated comprehensive loss—foreign currency translation adjustment	(31,813)	(31,813)
Accumulated deficit	(7,566,040)	(7,712,526)

Total shareholders' equity	1,829,312	1,589,714

Total liabilities and shareholders' equity	$1,850,394	$1,646,582

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE MONTHS ENDED
March 31, 2005 and 2004

(Unaudited)

	2005	2004
Revenue:
Distribution from mining joint venture in excess of carrying value	$250,000	$250,000
Expenses:
General and administrative	96,021	89,330
Depreciation expense	1,253	1,810
Exploration expense	13,841	608

	111,115	91,748
Operating income	138,885	158,252
Other income	7,601	4,723

Net income	$146,486	$162,975

Basic earnings per share	$0.02	$0.02

Basic weighted average common shares outstanding	9,719,250	9,542,250

Diluted weighted average common shares outstanding	10,045,917	10,377,250

Diluted earnings per share	$0.01	$0.02

ACCUMULATED DEFICIT:
Beginning of period	$(7,712,526)	$(7,389,944)
Net income	146,486	162,975

End of period	$(7,566,040)	$(7,226,969)

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED
STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$146,486	$162,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,253	1,810
Decrease in interest receivable and other current assets	13,811	5,082
Decrease in accounts payable and accrued liabilities	(35,786)	(5,090)

Net cash provided by operating activities	125,764	164,777

Cash flows from investing activities:
Increase in short-term investments, net	(2,570)	(883,346)
Collection of account receivable from sale of water rights	—	679,098

Net cash used in investing activities	(2,570)	(204,248)
Cash flows provided by financing activity:
Proceeds from exercise of stock options	93,112	—

Net cash provided by financing activities	93,112	—
Net increase (decrease) in cash and cash equivalents	216,306	(39,471)
Cash and cash equivalents, beginning of period	457,000	202,099

Cash and cash equivalents, end of period	$673,306	$162,628

GOLDEN CYCLE GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

        These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

(2)   INVESTMENT IN JOINT VENTURE

        The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the "Joint Venture") on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2005, the Company's share of accumulated unrecorded losses from the Joint Venture was $17,073,858.

(3)   EARNINGS PER SHARE

        Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. On a weighted average basis there were 326,667 shares of dilutive securities outstanding during the three months ended March 31, 2005.

(4)   STOCK-BASED COMPENSATION

        Stock Options: The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for stock options granted with exercise prices equal to the fair market value of the common stock.

        In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which supersedes Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. The Company will adopt, as required, SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006. Management expects that the impact of the adoption of SFAS No. 123 (revised) will be that the share-based payment expense amounts historically disclosed as required by SFAS No. 123 will now be recognized as an expense on the statement of operations.

        During the quarters ended March 31, 2005 and March 31, 2004 the Company did not issue any stock options. On June 5, the anniversary date of the adoption of the "2002 Stock Option Plan", the Company will issue an estimated 125,000 stock options under the plan. The stock options so issued will vest immediately.

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

        The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold's administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the "Manager") reported that Initial Loans, payable to AngloGold, of approximately $361.8 million were outstanding at March 31, 2005. Under the Agreement as amended, the Joint Venture has not distributed any Net Proceeds.

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

Liquidity and Capital Resources

        Cash provided by operations was approximately $126,000 in the three months ended March 31, 2005 compared to cash provided by operations of approximately $165,000 during the same period in 2004. The primary reason for the approximately $39,000 decrease in cash provided by operations in the 2005 period compared to the 2004 period was an increase in operating costs, specifically in general and administrative expenses and exploration activities. Cash flows from investing during the 2004 period included the collection of the approximately $680,000 receivable from the City of Cripple Creek as a result of completing the Water Rights sale in December 2003. The cash from the Water Rights sale and the majority of the cash from the Minimum Annual Payment of $250,000 received from the Joint Venture on January 15, 2004 was invested in short-term investments in the amount of approximately $880,000 during the period.

        The Company's working capital was approximately $1,799,000 at March 31, 2005 compared to $1,558,000 at December 31, 2004. Working capital increased by approximately $241,000 at March 31,

2005 compared to December 31, 2004. The increase in working capital at March 31, 2005 was primarily due to the exercise of stock options and receipt of the Minimum Annual Distribution from the Joint Venture January 14, 2005.

        The Company's Board of Directors has approved a $259,000 budget to drill test the Illipah claim groups located in White Pine County, Nevada. This gold project is situated in eastern Nevada at the southern extension of the Carlin Trend. The Company controls 191 unpatented lode, mining claims (approximately 3,800 acres) over a six-mile strike length that contains favorable stratigraphic and structural environments for the discovery of a significant gold deposit. The property is subject to advance royalty payments and a 2% Net Smelter Return ("NSR") royalty on all mineral production. An NSR is a royalty, usually a percent, of smelter production less certain allowable costs such as smelting and transportation to the smelter. The NSR royalty is reduced to 1% if $2,000,000 in advance royalties is paid.

        Past production from the immediate area of Illipah is 37,000 ounces of gold from an open pit mined in the late 1980's and early 1990's. The ore was processed using heap leach technology. This gold mineralization is envisioned as a surface gold anomaly that indicates there is a strong possibility of high-grade gold mineralization at depth near favorable strata-graphic contacts and structures. The Company believes that the geological similarities between Illipah and Newmont's Rain Deposit (the "Rain Deposit") located 65 miles north-northwest are striking. The Rain Deposit originally was mined as an open-pit, but is currently being mined underground. Our goal in phase one of the Illipah exploration drilling program is to explore the possibility that similarities between our Illipah gold prospect and the Rain Deposit exist.

        The recommended drill program for Illipah consists of eight reverse circulation drill holes which will be angled to approximate perpendicular to the envisioned structures. The holes are designed to test the favorable strata-graphic horizons and structural intersections at depth beneath gold anomalies on the surface. The depths of the drill holes will range from 800 to 1500 feet. A budget of approximately $259,000 will fund the drilling, assaying of samples, personnel, expenses, application and filing for exploration permit and necessary bonding through completion of the first phase of drilling.

        Management believes that the Company's working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for the coming year, barring unforeseen events. The Company anticipates that its Philippine subsidiary will continue to hold all work on a standby basis until a Mineral Profit Sharing Agreement is awarded to the claim owner. If opportunities to economically pursue or expand Philippine or Nevada operations, or any other opportunity becomes available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be derived from the properties.

Results of Operations

        The Company had net income, for the three months ended March 31, 2005, of approximately $146,000, compared to net income of approximately $163,000 in the comparable 2004 period.

        The decrease in net income for the first three months of 2005 compared with the corresponding period in 2004 was primarily due to increased exploration activities and higher general and administrative expenses during the 2005 period.

        The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company's investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the

Company is not required to finance the Joint Venture's operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2005, the Company's share of accumulated unrecorded losses from the Joint Venture was $17,073,858.

        The Manager reported that the Joint Venture achieved a net profit of approximately $2.0 million for the three months ended March 31, 2005 as compared to a net profit of $2.4 million for the corresponding period in 2004. The decrease in net profit in the 2005 period was due to higher prevailing interest costs during the period. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the efficiency of the Cresson mining operation, the market price of gold, which is volatile and subject to speculative movement, and a variety of factors beyond the Joint Venture's control.

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

ITEM 4. CONTROLS AND PROCEDURES

        a.     Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)), under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

        b.     Changes in internal controls. During the quarter ended March 31, 2005, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The Company conducts periodic evaluations of its controls to enhance, where necessary, its procedures and controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

        31.   Rule 13a-14(a)/15d-14(a) Certification. (Sarbanes-Oxley Act Section 302 Certification Principal Executive Officer and Principal Financial Officer.)

        32.   Section 1350 Certification.

SIGNATURES

        Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDEN CYCLE GOLD CORPORATION (Registrant)
Date 5/13/05	By:	/s/ R. HERBERT HAMPTON R. Herbert Hampton, President, Chief Executive Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
GOLDEN CYCLE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS
GOLDEN CYCLE GOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE MONTHS ENDED March 31, 2005 and 2004 (Unaudited)
GOLDEN CYCLE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED March 31, 2005 and 2004 (Unaudited)
GOLDEN CYCLE GOLD CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES