Form 10-K/A
period 2004-12-31
GOLDEN CYCLE GOLD CORP
filed 2005-06-30
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 3 to Form 10-K)

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                              .

Commission file number 0-11226

GOLDEN CYCLE GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0630963
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer dentification No.)

Suite 201, 1515 South Tejon, Colorado Springs, CO	80906
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (719) 471-9013

Securities registered pursuant to Section 12 (g) of the Act:

(Title of Each Class)	(Name of Each Exchange on which registered)
Common Stock, No Par Value	Pacific Exchange

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

EXPLANATORY NOTE

This Amendment No. 3 to this Annual Report on Form 10-K/A (“Amendment 3”) is being filed in order to expand or revise certain disclosures in the Company’s Form 10-K initially filed with the SEC on March 31, 2005, as amended by Forms 10-K/A filed with the SEC on April 5, 2005 and April 29, 2005 (the “Original Filing”).

Generally, no attempt has been made in this Amendment 3 to modify or update other disclosures presented in the Original Filing, except as referenced below.  This Amendment 3 generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events.  Information not related to the expanded or revised disclosures in the items referenced below is unchanged and reflects the disclosures made at the time of the Original Filing.  The following items have been amended:

      • Part I — Item 1 — Business

      • Part II — Item 2 — Properties

      • Part II — Item 9A — Controls and Procedures

In addition, Note 2 (Part (l) Revenue Recognition) to the Company’s Notes to Consolidated Financial Statements has also been amended.  Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to contain the consents of our independent registered public accounting firm and currently dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consents of the independent registered public accounting firms and the certifications of our chief executive officer and chief financial officer are attached to this Form 10-K/A as Exhibits 23.5, 23.6, 31.6, 31.7, 32.6 and 32.7, respectively.

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

The Joint Venture recorded net income of $7.7 million for the year ended December 31, 2004 compared to net losses of $0.5 million and $14.3 million for the years ended December 31, 2003 and December 31, 2002, respectively.  There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period.  The ability of the Joint Venture to sustain profitability is dependent upon a number of factors beyond the control of the Joint Venture, including without limitation, the market price of gold, which is volatile and subject to speculative movement, and the extent of mineralization in the area controlled by the Joint Venture and the efficiency of its mining operations.

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

Cripple Creek & Victor Gold Mining Company
Mine Production for the years ended
December 31, 2004, 2003 and 2002

	Millions of Ore
Year	tons mined	Ore grade	Gold produced
		(gold opt)	(troy ounces)
2004	20.3	0.024	329,029
2003	18.7	0.031	283,886
2002	14.5	0.038	224,988

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

Ore Reserves and Non-reserve Mineralization

The Joint Venture is conducting continuing exploration and engineering feasibility work concerning future operations.  These activities will serve to direct future exploration drilling programs as well as future development and project planning as part of its determination of the Joint Venture reserves.  The main objective of CC&V’s continuing exploration program for 2004 was to delineate the boundaries of two areas of mineralization in the Wild Horse Extension area and to increase the drill information available within areas which have previously indicated existing mineralization.  The decrease in current reserves is due to depletion, and was mitigated by the ongoing exploration program and a decrease in the ore cutoff grade from 0.008 to 0.007 troy ounce of gold per ton due primarily to improved gold prices.

CC&V currently controls over 85% of the patented claims within the district and 100% of the land within the year-end 2004 Ore Reserve Estimate.  All gold ore reserves and mineral resources are stated at 100% ownership basis although portions of the ore reserves are subject to third party royalties which vary according to individual agreements with the underlying property owner.

Each year CC&V models its gold ore reserves to incorporate the results of its exploration program, new geologic information, revised metallurgical recoveries, revised gold price, new geotechnical data, new pit designs, new operating costs and/or allowances for 2004 depletion.  In general, ninety percent of CC&V’s ore reserves are drilled out on 150 foot spacings or less.  The ore reserves and mineral resources shown for 2004 were modeled using a $375 gold price and a 0.007 ounce per ton (opt) recoverable cutoff grade.  A total of 252,654 feet of additional drilling was added (308 drill holes), and all geotechnical data remains as reported at year end 2003.  Resources remain restricted to a $425 Lerchs-Grossmann shell envelope around the reserve pits.  The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (Independent Mining Consultants, Inc., Mine Reserve Associates, Inc., Mineral Resource Development Associates, Inc., and Mine Development Associates, Inc.) over previous years, and conform to industry standards.  The ore reserves are shown on the table below:

Unaudited CC&V Ore Reserve Estimate as of December 31, 2003*

Cripple Creek / Victor District

		Gold	Contained		Estimated
	Ore	Ounces	Gold	Estimated	Recoverable
	Tons	Per Ton	Ounces	Recovery	Ounces **
	(000’S)			(Percent)
Proven	59,433	0.037	2,175,855	65.02%	1,414,767
Probable	71,330	0.025	1,804,783	62.04%	1,119,676

Total Reserves, 2003	130,763	0.030	3,980,638	63.67%	2,534,443

Unaudited CC&V Ore Reserve Estimate as of December 31, 2004*

Cripple Creek / Victor District

		Gold	Contained		Estimated
	Ore	Ounces	Gold	Estimated	Recoverable
	Tons	Per Ton	Ounces	Recovery	Ounces **
	(000’s)			(Percent)
Proven	52,830	0.031	1,645,844	61.54%	1,012,785
Probable	81,469	0.027	2,231,971	61.01%	1,361,682

Total Reserves, 2004	134,299	0.029	3,877,815	61.23%	2,374,467

Note:  The tonnage is shown in short tons.

*      These gold reserve figures were estimated based on a $375 per troy ounce gold price for all district deposits, and are subject to various royalties.  There can be no assurance, however, that the Joint Venture can earn a profit when the market price of gold equals or exceeds the gold price used in estimating those reserves.

**   Recoverability of contained ounces is based on heap leaching and metallurgical testing.  Recoverability rates vary by ore type.  The recoverable ounces shown are an estimate of the ounces of gold which can be economically and legally recovered based on weight proportion metallurgical averages for all deposits and do not incorporate potential losses from dilution and mining recovery.

The changes in the December 31, 2004 ore reserve as compared to the December 31, 2003 ore reserve are primarily the result of ore reserve depletion from 2004 mining (492,943 contained troy ounces of gold and 355,950 recoverable troy ounces of gold), the change in ore reserve modeled cutoff grade of troy ounces of gold per ton from 0.008 in 2003 to 0.007 in 2004, and the addition of ore reserve ounces from the ongoing exploration program.  The net result of these changes was to increase ore tons by 3.536 million tons while decreasing the overall grade of the reserves by 0.01 ounce per ton.  Estimated contained troy ounces of gold decreased by 102,823, while estimated recoverable troy ounces of gold decreased by 159,976.  The recoverable troy ounces of gold were also negatively impacted by a 2.44% decrease in the overall estimated recoverability rates.

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

Table Top

The Table Top claim group consists of 38 wholly owned twenty acre Federal mineral claims, controlled by the Bureau of Land Management (“BLM”), and lies within the Basin and Range province of north-central Nevada, which over the past forty years has become one of the world’s premier gold producing regions.  The Table Top claims are subject to an Exploration Right with Option to Purchase agreement requiring the Company to pay the annual assessment fees to the BLM and Humboldt County and five percent of all expenditures on the property up to a maximum amount of $500,000 to Mr. Wendt, from whom the claims were purchased.  At present, the Company has paid Mr. Wendt approximately $6,500.  The Table Top property can be interpreted to lie within the “Midas” gold bearing zone striking northeast across Nevada, and also as a part of a north-south trend containing the Sleeper Mine, Sandman, Florida Canyon, Rochester and Relief Canyon.  The property is located ten miles west of Winnemucca, Nevada.

To drive to the Table Top claims from Winnemucca, Nevada, travel north on US Highway 95 for approximately one mile.  Turn west, to the left, on Highway 49 towards Jungo, NV, a ghost town.  At approximately 4 miles turn left towards an industrial plant and proceed to the railroad tracks.  Turn right on the road that parallels the railroad and travel approximately 6 miles.  At a culvert under the railroad tracks, turn right to the project area, see adjacent map.

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

The Table Top claims do not have a readily available source of power and contain no known mineral reserve or resource and are exploratory in nature.  The Company’s intended exploration target will be the discovery of a high grade mineralized gold vein system at depth, to be developed by a phased exploration program.  The Company does not anticipate additional exploration activity on this property during 2005.

Illipah

The Company’s Illipah project area can be reached by car from Ely, Nevada.  From Ely travel west on US Highway 50 for approximately 33 miles.  You will pass the turnoff for Illipah Reservoir to your left.  Continue west on US Highway 50 for another 5 miles.  Turn right, to the north on a gravel road.  There is a stop sign at this intersection.  Travel north for 6 miles to the project site; see adjacent map.

The Company’s Board of Directors has approved a 2005 budget to drill test the Illipah claim groups located in White Pine County, Nevada.  This gold project is situated in eastern Nevada at the southern extension of the Carlin Trend that contains the largest accumulation of gold deposits in North America.  The Company’s controls 191 unpatented lode, Federal BLM mining claims (approximately 3,800 acres) over a six-mile strike length that contains favorable stratigraphic and structural environments for the discovery of a significant gold deposit.  The property is subject to advance royalty payments and a 2% Net Smelter Return (“NSR”) royalty on all mineral production.  An NSR is a royalty, usually a percent, of smelter production less certain allowable costs such as smelting and transportation to the smelter.  The NSR royalty is reduced to 1% if $2,000,000 in advance royalties is paid.

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

The Illipah claims contain no known mineral reserve or resource and are exploratory in nature.  Past exploration on the property largely focused on its near surface mineral potential, though some deeper exploration drilling was completed by two companies.  The recommended drill program for Illipah consists of eight reverse circulation drill holes which will be angled perpendicular to the envisioned structures.  The holes are designed to test the favorable stratigraphic horizons and structural intersections at depth beneath gold anomalies on the surface.  The depths of the drill holes will range from 800 to 1500 feet.  A budget of approximately $259,000 will fund the drilling, assaying of samples, personnel, expenses, application and filing for exploration permit and necessary bonding.  The Company is using generator power for its current exploration program.  Power is available just outside the property’s boundary should the Company elect to pay the cost to bring it on to the property for future operations.  If the Company’s initial drilling program is successful, the Company plans to follow up with additional exploration and drilling to further define the mineral potential of the property.  As yet the Company has not attempted to quantify the costs associated with a potential follow up exploration program.

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

MINING, OIL AND GAS RIGHTS

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

To drive to the mine from Colorado Springs, Colorado, travel west on East Pikes Peak Avenue toward North Nevada Avenue / I-25 BR / US-87 / US-85 for less than 1 mile. Turn left onto S. Nevada Avenue / I-25 BR S / US-87 S / US-85 S at a half mile. Turn right onto E Cimarron Street for 3 miles. E Cimarron Street becomes US-24 W for 22 miles.  Turn left onto CO-67 for 18.7 miles. Turn left onto CO-67 / S 2ND ST. Continue to follow CO-67 for 5 miles. Stay straight to go onto Victor Avenue for less than 1 mile. Turn right onto 2nd Street into Victor, CO.

The dominant geologic feature of the Cripple Creek & Victor Mining District is a 32-28 Ma diatreme-intrusive complex hosted in Precambrian rocks located between the towns of Cripple Creek and Victor, Colorado.  The diatreme-intrusive complex is 6.4 km long, 3.2 km wide and consists of diatremal breccia that has been intruded by stocks, dikes and discordant breccias.  Diatremal breccia lithologies include breccias composed exclusively of volcanic, Precambrian or sedimentary material and any combination of the three.  Early intrusions are predominantly within the alkaline phonolite-phonotephrite petrographic series and were followed by later lamprophyres.  All rocks have undergone a long history of structural and hydrothermal activity.  Gold mineralization occurs in all rock types as disseminated and/or structurally-controlled orebodies.  Primary ore minerals include microscopic native gold and gold tellurides.  Silver is present but is economically unimportant.

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

Within the quarter ended December 31, 2004, there were no changes to our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  Documents filed as part of this report:

(1) Financial Statements

Report of Independent Registered Accounting Firm, Ehrhardt Keefe Steiner & Hottman, P.C.

Report of Independent Registered Public Accounting Firm, KPMG LLP

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

(3)  Exhibits.

(Exhibit Number referenced to Item 601 of Regulation S-K).

Exhibit Index

23.5 Consent of EKS&H PC.

23.6 Consent of KPMG LLP.

31.6  Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

31.7  Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

32.6  Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

32.7  Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

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

Date: June 29, 2005

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

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the Years ended December 31, 2004, 2003, and 2002

					Accumulated
					other
					comprehensive
					loss – foreign
			Additional		currency
	Common stock		paid-in	Accumulated	translation
	Shares	Amount	capital	deficit	adjustment	Total
Balance at December 31, 2001	9,442,250	$7,116,604	$1,927,736	$(7,390,649)	$(30,715)	$1,622,976
Net loss	—	—	—	(223,430)	—	(223,430)
Foreign currency translation adjustment	—	—	—	—	(823)	(823)
Comprehensive net loss						(224,253)
Balance at December 31, 2002	9,442,250	7,116,604	1,927,736	(7,614,079)	(31,538)	1,398,723
Stock options exercised	100,000	191,250	—	—	—	191,250
Net income	—	—	—	224,135	—	224,135
Foreign currency translation adjustment	—	—	—	—	(203)	(203)
Comprehensive net income						223,932
Balance at December 31, 2003	9,542,250	7,307,854	1,927,736	(7,389,944)	(31,741)	1,813,905
Stock options exercised	127,000	98,463	—	—	—	98,463
Net loss	—	—	—	(322,582)	—	(322,582)
Foreign currency translation adjustment	—	—	—	—	(72)	(72)
Comprehensive net loss						(322,654)
Balance at December 31, 2004	9,669,250	$7,406,317	$1,927,736	$(7,712,526)	$(31,813)	$1,589,714

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

Notes to Consolidated Financial Statements

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

(l)        Revenue Recognition

The Company recognizes revenue as Minimum Annual Distributions from the Joint Venture are received as all services necessary for revenue recognition have been previously provided to the Joint Venture by the Company.  The Joint Venture Agreement,

as amended, provides for the Company to receive a Minimum Annual Distribution of $250,000 during the Initial Phase (see Note 4).  Beginning in 1994, such Minimum Annual Distributions are potentially recoupable against the Company’s future share of Net Proceeds, if any.  Whether future gold prices and the results of the Joint Venture’s operations will reach and maintain a level necessary to repay the Initial Loans (see Note 4), complete the Initial Phase, and thereafter generate net income from which Minimum Annual Distributions can be recouped, cannot be assured due to uncertainties inherent within any mining operation.  Based on the amount of Initial Loans payable to the Manager and the uncertainty of future operating revenues, there is no assurance that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

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