Form 10-Q
period 2005-06-30
GOLDEN CYCLE GOLD CORP
filed 2005-08-12
CIK 719754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐   NO  ☒.

Number of Shares outstanding at August 10, 2005:       9,744,250

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$193,664	$457,000
Short-term investments	1,407,600	1,120,273
Interest receivable and other current assets	16,436	13,524
Prepaid insurance	44,967	24,380
Total current assets	1,662,667	1,615,177
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	10,030	10,030
Machinery and equipment	32,923	31,819
	65,635	64,531
Less accumulated depreciation	(35,631)	(33,126)
	30,004	31,405

Total assets	$1,692,671	$1,646,582

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$17,864	$56,868
Total current liabilities	17,864	56,868
Shareholders’ equity:
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 9,669,250 shares	7,499,429	7,406,317
at December 31, 2004, 9,744,250 shares at June 30, 2005
Additional paid-in capital	1,927,736	1,927,736
Accumulated comprehensive loss—foreign currency translation adjustment	(31,813)	(31,813)
Accumulated deficit	(7,720,545)	(7,712,526)
Total shareholders’ equity	1,674,807	1,589,714
Total liabilities and shareholders' equity	$1,692,671	$1,646,582

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE AND SIX MONTHS ENDED

June 30, 2005 and 2004

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Distribution from mining joint venture in excess of carrying value	$—	$—	$250,000	$250,000

Expenses:
General and administrative	148,627	149,527	244,648	238,858
Depreciation expense	1,252	1,810	2,505	3,619
Exploration expense	14,687	5,676	28,528	6,284
	164,566	157,013	275,681	248,761

Operating income (loss)	(164,566)	(157,013)	(25,681)	1,239

Other income	10,061	5,128	17,662	9,851

Net income (loss)	$(154,505)	$(151,885)	$(8,019)	$11,090

Basic and diluted earnings (loss) per share	$(0.02)	$(0.02)	$0.00	$0.00

Basic weighted average common shares outstanding	9,744,250	9,581,260	9,731,819	9,561,755

Diluted weighted average common shares outstanding	9,744,250	9,581,260	9,731,819	10,437,255

ACCUMULATED DEFICIT:

Beginning of period	$(7,566,040)	$(7,226,969)	$(7,712,526)	$(7,389,944)

Net income (loss)	(154,505)	(151,885)	(8,019)	11,090

End of period	$(7,720,545)	$(7,378,854)	$(7,720,545)	$(7,378,854)

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(8,019)	$11,090
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,505	3,619
(Increase) decrease in interest receivable and other current assets	(23,499)	10,976
Decrease in accounts payable and accrued liabilities	(39,004)	(14,480)
Net cash provided by (used in) operating activities	(68,017)	11,205

Cash flows from investing activities:
Purchase of short-term investments, net	(287,327)	(685,571)
Purchase of equipment	(1,104)	—
Collection of account receivable from sale of water rights	—	679,098
Net cash used in investing activities	(288,431)	(6,473)

Cash flows provided by financing activities:
Proceeds from exercise of stock options	93,112	93,750
Net cash provided by financing activities	93,112	93,750

Net increase (decrease) in cash and cash equivalents	(263,336)	98,482

Cash and cash equivalents, beginning of period	457,000	202,099

Cash and cash equivalents, end of period	$193,664	$300,581

GOLDEN CYCLE GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) BASIS OF PRESENTATION

                The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

                These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

(2) INVESTMENT IN JOINT VENTURE

                The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the “Joint Venture”) on the equity method. During 1992, the Company’s investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not currently required to finance the Joint Venture’s operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2005, the Company’s share of accumulated unrecorded losses from the Joint Venture was $16,975,458.

The Company recognizes revenue as Minimum Annual Distributions from the Joint Venture are received as all services necessary for revenue recognition have been previously provided to the Joint Venture by the Company. The Joint Venture Agreement, as amended, provides for the Company to receive a Minimum Annual Distribution of $250,000 during the Initial Phase. Beginning in 1994, such Minimum Annual Distributions are potentially recoupable against the Company’s future share of Net Proceeds, if any. Whether future gold prices and the results of the Joint Venture’s operations will reach and maintain a level necessary to repay the Initial Loans, complete the Initial Phase, and thereafter generate net income from which Minimum Annual Distributions can be recouped, cannot be assured due to uncertainties inherent within any mining operation. Based on the amount of Initial Loans payable to the Manager and the uncertainty of future operating revenues, there is no assurance that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future

(3) EARNINGS PER SHARE

                Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. On a weighted average basis there were 326,667 shares and 319,530 shares of dilutive securities outstanding during the three and six months ended June 30, 2005 respectively which were not reported in loss per share as they would be anti-dilutive. For the same three and six month periods of 2004 there were 785,000 and 875,500 shares of dilutive securities outstanding. The 785,000 shares of dilutive securities outstanding during the second three months of 2004 were not reported in loss per share as they would be anti-dilutive.

(4) STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for stock options granted with exercise prices equal to the fair market value of the common stock on the date of the grant.

                In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment, which supersedes APB Opinion No. 25 and its related implementation guidance. Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. The Company will adopt, as required, SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006. The impact of the adoption of SFAS No. 123 (revised) will be that the share-based payment expense amounts historically disclosed as required by SFAS No. 123 will now be recognized as an expense in the statement of operations.

During the quarters ended June 30, 2005 and June 30, 2004, the Company issued 125,000 and 100,000 respectively to its Directors in accordance with the shareholder approved 2002 Stock Option Plan, on June 5, 2005. These stock options vested immediately.

Had compensation cost for the Company’s stock-based compensation plans been determined on the fair value basis at the grant date for awards under those plans consistent with FASB Statement 123, the Company’s net loss and loss per share would have been the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(154,505)	$(151,885)	$(8,019)	$11,090
Compensation expense	(244,360)	(182,398)	(244,360)	(182,398)
Pro forma	$(398,865)	$(334,283)	$(252,379)	$(171,308)
Basic and diluted earnings (loss) per share:
As reported	$(0.02)	$(0.02)	$0.00	$0.00
Pro forma	$(0.04)	$(0.04)	$(0.03)	$(0.02)

Stock options representing 125,000 shares and 100,000 shares, respectively, were granted during the six months ended June 30, 2005 and June 30, 2004. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

	Dividend yield	Expected volatility	Risk-free interest rate range	Expected life (in years)	Fair value of option
Options granted during the six months ended June 30, 2005	0	70%	4.05%	10	1.95
Options granted during the six months ended June 30, 2004	0	55%	4.77%	10	1.82

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

                The Company’s principal mining investment and source of cash flows has been its interest in the Joint Venture. The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado. The Company’s Joint Venture co-venturer is AngloGold Ashanti (Colorado) Corp. (“AngloGold”, formerly Pikes Peak Mining Company), a wholly-owned subsidiary of AngloGold Ashanti North America Inc., which is a wholly owned subsidiary of AngloGold Ashanti Ltd.

                The Company’s rights and obligations relating to its Joint Venture interest are governed by the Joint Venture Agreement. The Joint Venture is currently, and for the foreseeable future will be, operating in the Initial Phase, as defined. In accordance with the Joint Venture Agreement, AngloGold manages the Joint Venture, and is required to finance all operations and capital expenditures during the Initial Phase.

                The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold’s administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company. Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the “Manager”) reported that Initial Loans, payable to AngloGold, of approximately $365.7 million were outstanding at June 30, 2005. Under the Agreement as amended, the Joint Venture has not distributed any Net Proceeds.

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

 Liquidity and Capital Resources

                Cash used in operations was approximately $68,000 in the six months ended June 30, 2005 compared to cash provided by operations of approximately $11,000 during the same period in 2004. The primary reason for the approximately $79,000 change in cash used in operations in the 2005 period compared to the 2004 period was an increase in operating costs, specifically in general and administrative expenses and exploration activities and the pre-payment of certain insurance costs in June 2005 rather than during the month of July as in previous years.

Cash flows used in investing activities during the 2004 period included the collection of the approximately $680,000 receivable from the City of Cripple Creek as a result of completing the Water Rights sale in December 2003. The cash from the Water Rights sale and the majority of the cash from the Minimum Annual Payment of $250,000 received from the Joint Venture on January 15, 2004 was invested in short-term instruments in the amount of approximately $880,000 during the period.

                The Company’s working capital was approximately $1,645,000 at June 30, 2005 compared to $1,558,000 at December 31, 2004. Working capital increased by approximately $87,000 at June 30, 2005 compared to December 31, 2004. The increase in working capital at June 30, 2005 was primarily due to the exercise of stock options and receipt of the Minimum Annual Distribution from the Joint Venture on January 14, 2005.

                During the first six months of 2005 the Company incurred approximately $26,000 of an approved 2005 exploration budget of $259,000 to drill test the Illipah claim groups located in White Pine County, Nevada. Soft ground and mud from winter snow melt followed by rain delayed access to the property for drilling until June 2005. The initial contractor was unable to complete the first three drill holes to their designated depth with adequate rock chip recovery. As of the date of this report, the Company has incurred a total of $84,000 on this project. The Company is rescheduling the drilling program for October 2005 and expects that it will be required to increase the amount budgeted for the Illipah drilling program.

This gold project is situated in eastern Nevada at the southern extension of the Carlin Trend. The Company controls 191 unpatented lode, Federal BLM mining claims (approximately 3,800 acres) over a six-mile strike length that contains favorable stratigraphic and structural environments for the discovery of a significant gold deposit. The property is subject to advance royalty payments and a 2% Net Smelter Return (“NSR”) royalty on all mineral production. An NSR is a royalty, usually a percent, of smelter production less certain allowable costs such as smelting and transportation to the smelter. The NSR royalty is reduced to 1% if $2,000,000 in advance royalties is paid.

Past production from the immediate area of Illipah is 37,000 ounces of gold from an open pit mined in the late 1980’s and early 1990’s. The ore was processed using heap leach technology. This gold mineralization is envisioned as a surface gold anomaly that indicates there is a strong possibility of high-grade gold mineralization at depth near favorable strata-graphic contacts and structures. The Company believes that the geological similarities between Illipah and Newmont’s Rain Deposit (the “Rain Deposit”) located 65 miles north-northwest are striking. The Rain Deposit originally was mined as an open-pit, but is currently being mined underground. The Company’s goal in phase one of the Illipah exploration drilling program is to explore the possibility that similarities between the Illipah gold prospect and the Rain Deposit exist.

The Illipah claims contain no known mineral reserve or resource and are exploratory in nature. Past exploration on the property largely focused on its near surface mineral potential, though some deeper exploration drilling was completed by two companies. The designed drill program for Illipah consists of eight reverse circulation drill holes angled perpendicular to the envisioned structures. The holes are designed to test the favorable strata-graphic horizons and structural intersections at depth beneath gold anomalies on the surface. The depths of the drill holes will range from 800 to 1500 feet. A 2005 budget of approximately $259,000 is funding the drilling, assaying of samples, personnel, expenses, application and filing for exploration permit and necessary bonding through completion of the first phase of drilling. The Company is using generator power for its current exploration program. Power is available just outside the property’s boundary should the Company elect to pay the cost to bring it on to the property for future operations. If the Company’s initial drilling program is successful, the Company plans to follow up with additional exploration and drilling to further define the mineral potential of the property. As yet, the Company has not attempted to quantify the costs associated with a potential follow up exploration program.

                Management believes that the Company’s working capital, augmented by the Minimum Annual Distribution, is adequate to support operations at the current level for the coming year, barring unforeseen events. The Company anticipates that its Philippine subsidiary will continue to hold all work on a standby basis until a Mineral Profit Sharing Agreement is awarded to the claim owner. If opportunities to economically pursue or expand Philippine or Nevada operations, or any other opportunity becomes available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if any such operations are commenced, it is not presently known when or if a positive cash flow could be derived from the properties.

Results of Operations

                The Company recorded a net loss, for the six months ended June 30, 2005, of approximately $8,000, compared to net income of approximately $11,000 in the comparable 2004 period.

                The change to net loss for the first six months of 2005 compared with the corresponding period in 2004 was primarily due to increased exploration activities and higher general and administrative expenses during the 2005 period.

                The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company’s investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture’s operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of June 30, 2005, the Company’s share of accumulated unrecorded losses from the Joint Venture was $16,975,458.

                The Manager reported that the Joint Venture achieved a net profit of approximately $2.5 million for the six months ended June 30, 2005 as compared to a net profit of $3.3 million for the corresponding period in 2004. The decrease in net profit in the 2005 period was primarily due to higher production costs ($33.8 million vs $30.9 million) and increased interest costs ($14.2 million vs $11.6 million) which offset higher revenue ($64.9 million vs $60.2 million) during the period. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the efficiency of the Cresson mining operation, the market price of gold, which is volatile and subject to speculative movement, and a variety of factors beyond the Joint Venture’s control.

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

                As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were, for the purposes of recording, processing, summarizing and timely reporting, effective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

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

                We are not required to report management’s assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties due to limited personnel, limited capability due to the size of our Company to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, and lack of a formal budgeting process. However, until we have completed a formal review of our internal controls and even upon the completion of such a review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

                Within the quarter ended June 30, 2005, there were no changes to internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting was held on June 8, 2005. At the Annual Meeting, the shareholders elected the following directors for a term of one year:

Name	For	Withhold Authority
Taki N. Anagnoston, M.D.	7,244,150	250,185
Donald L. Gustafson	7,242,180	252,155
R. Herbert Hampton	7,241,650	252,685
James C. Ruder	7,244,150	250,185
Robert T. Thul	7,242,730	251,605

The shareholders also approved a proposal ratify the appointment of Ehrhardt, Keefe, Steiner & Hottman, P.C. as independent auditors to audit the books and records of the Company at the close of the 2005, with 7,243,545 shares voted for approval, 250,085 shares voted against the proposal, 705 shares abstained and 0 shares were broker non-votes.

ITEM 6. Exhibits

31. Rule 13a-14(a)/15d-14(a) Certification. (Sarbanes-Oxley Act Section 302 Certification Principal Executive Officer and Principal Financial Officer.)

32. Section 1350 Certification.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDEN CYCLE GOLD CORPORATION
(Registrant)

Date 8/12/05	/s/ R. Herbert Hampton
R. Herbert Hampton, President, Chief Executive Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)