Form 10-Q
period 2005-09-30
GOLDEN CYCLE GOLD CORP
filed 2005-11-14
CIK 719754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Number of Shares outstanding at November 8, 2005:                9,744,250

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$130,989	$457,000
Short-term investments	1,159,170	1,120,273
Interest receivable and other current assets	19,402	13,524
Prepaid insurance	35,121	24,380
Total current assets	1,344,682	1,615,177
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	10,030	10,030
Machinery and equipment	32,923	31,819
	65,635	64,531
Less accumulated depreciation	(36,884)	(33,126)
	28,751	31,405

Total assets	$1,373,433	$1,646,582

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$11,667	$56,868
Total current liabilities	11,667	56,868
Shareholders’ equity:
Common stock, no par value,
authorized 100,000,000 shares; issued
and outstanding 9,669,250 shares	7,499,429	7,406,317
at December 31, 2004, 9,744,250
shares at September 30, 2005
Additional paid-in capital	1,927,736	1,927,736
Accumulated comprehensive loss - foreign currency translation adjustment	(31,813)	(31,813)
Accumulated deficit	(8,033,586)	(7,712,526)
Total shareholders’ equity	1,361,766	1,589,714

Total liabilities and shareholders’ equity	$1,373,433	$1,646,582

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE AND NINE MONTHS ENDED

September 30, 2005 and 2004

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Distribution from mining joint venture in excess of carrying value	$—	$—	$250,000	$250,000

Expenses:
General and administrative	133,050	164,589	377,697	403,447
Depreciation expense	1,252	1,810	3,758	5,428
Exploration expense	188,559	48,087	217,087	54,372
	322,861	214,486	598,542	463,247

Operating income (loss)	(322,861)	(214,486)	(348,542)	(213,247)

Other income	9,820	6,618	27,482	16,469

Net income (loss)	$(313,041)	$(207,868)	$(321,060)	$(196,778)

Basic and diluted earnings (loss) per share	$(0.03)	$(0.02)	$(0.03)	$(0.02)

Basic weighted average common shares outstanding	9,744,250	9,623,555	9,736,008	9,582,506

Diluted weighted average common shares outstanding	9,744,250	9,623,555	9,736,008	9,582,506

ACCUMULATED DEFICIT:

Beginning of period	$(7,720,545)	$(7,378,854)	$(7,712,526)	$(7,389,944)

Net income (loss)	(313,041)	(207,868)	(321,060)	(196,778)

End of period	$(8,033,586)	$(7,586,722)	$(8,033,586)	$(7,586,722)

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(321,060)	$(196,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,758	5,428
Increase in interest receivable, pre-paids and other current assets	(16,619)	(21,562)
Decrease in accounts payable and accrued liabilities	(45,201)	(30,502)
Net cash used in operating activities	(379,122)	(243,414)

Cash flows from investing activities:
Purchase of short-term investments, net	(38,897)	(487,890)
Purchase of equipment	(1,104)	—
Collection of account receivable from sale of water rights	—	679,098
Net cash provided by (used in) investing activities	(40,001)	191,208

Cash flows provided by financing activities:
Proceeds from exercise of stock options	93,112	93,813
Net cash provided by financing activities	93,112	93,813

Net increase (decrease) in cash and cash equivalents	(326,011)	41,607

Cash and cash equivalents, beginning of period	457,000	202,099

Cash and cash equivalents, end of period	$130,989	$243,706

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

                These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.  The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

(2)  INVESTMENT IN JOINT VENTURE

                The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the “Joint Venture”) on the equity method.  During 1992, the Company’s investment balance in the Joint Venture was reduced to zero.  Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not currently required to finance the Joint Venture’s operating losses or capital expenditures.  Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.  As of September 30, 2005, the Company’s share of accumulated unrecorded losses from the Joint Venture was $16,353,458.

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

(3)  EARNINGS PER SHARE

                Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period.  On a weighted average basis there were 385,000 shares and 341,593 shares of dilutive securities outstanding during the three and nine months ended September 30, 2005, respectively, which were not reported in loss per share as they would be anti-dilutive.  For the same three and nine month periods of 2004, there were 824,810 and 810,000 shares of dilutive securities outstanding which were not reported in loss per share as they would be anti-dilutive.

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

During the quarters ended September 30, 2005 and September 30, 2004, the Company did not issue any stock options.  During the nine months ended September 30, 2005 and September 30, 2004, the Company issued 125,000 and 100,000, respectively, to its Directors in accordance with the shareholder approved 2002 Stock Option Plan, on June 5, 2005.  These stock options vested immediately.

Had compensation cost for the Company’s stock-based compensation plans been determined on the fair value basis at the grant date for awards under those plans consistent with FASB Statement 123, the Company’s net loss and loss per share would have been the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(313,041)	$(207,868)	$(321,060)	$(196,778)
Compensation expense	0	0	(244,360)	(182,398)
Pro forma	$(313,041)	$(207,868)	$(565,420)	$(379,176)
Basic and diluted earnings (loss) per share:
As reported	$(0.03)	$(0.02)	$(0.03)	$(0.02)
Pro forma	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Stock options representing 125,000 shares and 100,000 shares, respectively, were granted during the nine months ended September 30, 2005 and September 30, 2004.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

	Dividend yield	Expected volatility	Risk-free interest rate range	Expected life (in years)	Fair value of option
Options granted during the nine months ended September 30, 2005	0	70%	4.05%	10	1.95
Options granted during the nine months ended September 30, 2004	0	55%	4.77%	10	1.82

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                The Initial Phase will terminate after Initial Loans, as defined, have been repaid and Net Proceeds (defined generally as gross revenues less operating costs including AngloGold’s administrative fees) of $58 million have been distributed to the venture participants in the proportion of 80% to AngloGold and 20% to the Company.  Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants.  AngloGold (the “Manager”) reported that Initial Loans, payable to AngloGold, of approximately $357.5 million were outstanding at September 30, 2005.  Under the Agreement as amended, the Joint Venture has not distributed any Net Proceeds.

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

Liquidity and Capital Resources

                Cash used in operations was approximately $379,000 in the nine months ended September 30, 2005 compared to cash used in operations of approximately $243,000 during the same period in 2004.  The primary reason for the approximately $136,000 increase in cash used in operations in the 2005 period compared to the 2004 period was an increase in the program costs for exploration and exploration drilling at the Company’s Illipah, Nevada gold prospect.

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

                The Company’s working capital was approximately $1,333,000 at September 30, 2005 compared to $1,558,000 at December 31, 2004.  Working capital decreased by approximately $225,000 at September 30, 2005 compared to December 31, 2004.  The decrease in working capital at September 30, 2005 was primarily due to the Company’s exploration program at its Illipah, Nevada gold prospect.

                During the first nine months of 2005, the Company incurred approximately $217,000 of an approved 2005 exploration budget of $259,000 to drill test the Illipah claim groups located in White Pine County, Nevada.  Soft ground and mud from winter snow melt followed by rain delayed access to the property for drilling until June 2005.  The initial contractor was unable to complete the first three drill holes to their designated depth with adequate rock chip recovery.  As of the date of this report, the Company has completed six of eight drill holes planned for this phase of exploration on the property.

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

Results of Operations

                The Company recorded a net loss, for the nine months ended September 30, 2005, of approximately $321,000, compared to net loss of approximately $197,000 in the comparable 2004 period.

                The increase in net loss for the first nine months of 2005 compared with the corresponding period in 2004 was primarily due to increased exploration activities during the 2005 period.

                The Company accounts for its investment in the Joint Venture on the equity method.  During 1992, the Company’s investment balance in the Joint Venture was reduced to zero.  Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture’s operating losses or capital expenditures.  Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.  As of September 30, 2005, the Company’s share of accumulated unrecorded losses from the Joint Venture was $16,353,458.

                The Manager reported that the Joint Venture achieved a net profit of approximately $5.6 million for the nine months ended September 30, 2005 as compared to a net profit of $4.9 million for the corresponding period in 2004.  The increase in net profit in the 2005 period was primarily due to higher revenue from gold sales ($105.4 million vs $96.4 million) and decreased exploration expenses ($0.02 million vs $1.07 million), offset largely by increased production costs ($78.4 million vs $72.8 million) and increased interest costs ($21.6 million vs $17.6 million) during the period.  The trend in the Joint Venture’s economics has seemingly reversed again during 2005.  During 2003 the operation experienced a period during which gold bullion prices, and therefore Joint Venture gross revenues, increased faster than operational and financing costs.  Thus the difference between revenue per troy ounce sold and cost per troy ounce sold, or gross margin on gold sales per troy ounce of gold sold, increased.  This increase in the gross margin per ounce carried into the first quarter of 2004.  During latter 2004 and through the first half of 2005, operational and financing costs increased while gold bullion prices retreated, and generally, gold bullion traded at lower levels, placing increasing pressure on the Joint Venture’s economics through gradual erosion of the gross profit margin per troy ounce of gold produced.  During the most recent three months ended September 30, 2005, spot market gold bullion prices have increased faster than the Joint Venture’s production costs, again increasing the Joint Venture’s gross profit per troy ounce of gold sold, resulting in the improved Joint Venture economics for the quarter discussed above.  There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period.  The ability of the Joint Venture to sustain profitability is dependent upon a number of factors, including without limitation, the efficiency of the Cresson mining operation, the market price of gold, which is volatile and subject to speculative movement, and a variety of factors beyond the Joint Venture’s control.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

                Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were, for the purposes of recording, processing, summarizing and timely reporting, effective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Exchange Act.

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

                We are not required to report management’s assessment of the effectiveness of our internal control over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report.  However, in connection with our review of disclosure controls and procedures as noted above we have detected certain deficiencies in our systems of internal control, from our limited review of such controls.  These deficiencies include, lack of segregation of duties due to limited personnel, limited capability due to the size of our Company to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal control, lack of formal accounting policy and procedures and related documentation, and lack of a formal budgeting process.  However, until we have completed a formal review of our internal control and even upon the completion of such a review, there is no assurance that we will have identified all deficiencies and adequately addressed the identified deficiencies.  Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

                Within the quarter ended September 30, 2005, there were no changes to internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6.  Exhibits

                10.1 Employment Agreement between Golden Cycle Gold Corporation and Donald L. Gustafson dated August 10, 2005 (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by Golden Cycle Gold Corporation on August 11, 2005, as amended by the Form 8-K/A relating thereto filed on August 25, 2005.)

31.  Rule 13a-14(a)/15d-14(a) Certification.  (Sarbanes-Oxley Act Section 302 Certification Principal Executive Officer and Principal Financial Officer.)

32. Section 1350 Certification.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDEN CYCLE GOLD CORPORATION
(Registrant)

Date: 11/14/05	/s/ R. Herbert Hampton
R. Herbert Hampton, President, Chief
Executive Officer, and Treasurer
(Principal Executive Officer, Principal
Financial Officer, and Principal Accounting
Officer)