Form 10-K
period 2005-12-31
GOLDEN CYCLE GOLD CORP
filed 2006-03-30
CIK 719754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                                        .

Commission file number 0-11226

GOLDEN CYCLE GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0630963
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 201, 1515 South Tejon,
Colorado Springs, CO	80906
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (719) 471-9013

Securities registered pursuant to Section 12 (g) of the Act:

(Title of Each Class)	(Name of Each Exchange on which registered)
Common Stock, No Par Value	NYSE Arca

Securities Registered Pursuant To Section 12 (b) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes             ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes             ☒  No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         ☒  Yes            ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K                                                 ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer   ☐        Accelerated filer   ☐       Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes                ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $17,824,084.

The number of shares of the Registrant’s Common Stock outstanding as of March 29, 2006 was 9,744,250.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement in connection with its Annual Meeting to be held in June 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.  The Company’s Proxy Statement will be filed within 120 days after December 31, 2005.

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

The primary business of the Company has been its participation in the Cripple Creek & Victor Gold Mining Company (“CC&V”), a joint venture (the “Joint Venture”) with AngloGold Ashanti (Colorado) Corp., formerly Pikes Peak Mining Company, (“AngloGold”).  The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado.

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

As of December 31, 2005, the Company had 3 employees.

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

The Joint Venture Agreement defines an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid (ii) a cash reserve has been established to fund accrued reclamation and severance tax obligations, plus an amount approximating nine months of estimated operating costs, plus an amount approximating twelve months of estimated capital costs, and (iii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed as follows: 80% to AngloGold and 20% to the Company.  After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to AngloGold and 33% to the Company.  In addition, the Company will generally be entitled to receive, in each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves, whichever occurs first, an annual minimum distribution of $250,000 (a “Minimum Annual Distribution”).  The first three Minimum Annual Distributions in 1991, 1992 and 1993 were not deemed to be a distribution of Net Proceeds to the Company and were not applied against the Company’s share of any Net Proceeds.  The Minimum Annual Distributions received on January 15, 1994 and thereafter constitute an advance on Net Proceeds and will be recouped against future shares of Net Proceeds to the Company.

The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the “Initial Loans”) to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions.  Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers.  The audited Joint Venture financial statements reported that as of December 31, 2005, the Joint Venture had $353.6 million in Initial Loans payable to AngloGold.  After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

The Joint Venture recorded net income of $9.5 million for the year ended December 31, 2005 compared to net income of $7.7 million and to a net loss of $0.5 million for the years ended December 31, 2004 and December 31, 2003, respectively.  There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period.  The ability of the Joint Venture to sustain profitability is dependent upon a number of factors beyond the control of the Joint Venture, including without limitation, the market price of gold, which is volatile and subject to speculative movement, and the extent of mineralization in the area controlled by the Joint Venture and the efficiency of its mining operations.

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

2005 Operational Highlights

As the Joint Venture’s Manager, AngloGold provides the Company with detailed information on the activities and operations of the Joint Venture.  The following description of the Joint Venture’s operation is derived from information made available by the Manager, upon whom reliance is placed.

Production

The 2005 Joint Venture gold production was 329,625 troy ounces (100% of the 2005 budget) compared to 329,029 troy ounces of gold (94% of the 2004 budget) produced during 2004.  CC&V has corrected most of the previously reported leach pad chemistry problems, and is experiencing improved recoveries.  CC&V is monitoring and working to improve leach pad chemistry on a daily basis.

Cripple Creek & Victor Gold Mining Company
Mine Production for the years ended
December 31, 2005, 2004 and 2003

	Ore crushed		Recoverable
	and placed on		gold placed on
Year	leach facility	Ore grade	leach facility	Gold produced
	(millions of tons)	(gold opt)	(troy ounces)	(troy ounces)
2005	21.2	0.029	384,306	329,625
2004	20.3	0.024	355,950	329,029
2003	18.7	0.031	369,218	283,886

CC&V appears to have overcome its truck capacity problems, chiefly through improved maintenance.  CC&V mined 52.6 million tons of material during the year (the expansion plan budgeted rate is 58 million tons a year), including 20.1 million tons of ore and 32.5 million tons of waste.  CC&V also moved 1.3 million tons of stockpiled ore to the crusher for a total of 53.9 million tons moved.

The crushing facility operated at above plant design capacity (20 million tons/year) during the year, crushing 21.2 million tons during the year.  Ore placed on the valley leach facility averaged 0.029 troy ounces per ton, containing an estimated 588,227 troy ounces of gold (an estimated 384,306 recoverable ounces of gold).

Revenue and Costs

During 2005, the Joint Venture sold approximately 326,454 troy ounces of gold at an average price of $445.30 per ounce producing total gold sale revenues of approximately $145.3 million.  The Joint Venture cash production costs for 2005 were approximately $232 per troy ounce compared to $218 per troy ounce during 2004 and a budget of $219 per troy ounce.  The main reason for the higher cost per ounce in 2005 compared to the budgeted cost per ounce was the increase in variable costs, such as diesel fuel.  The Joint Venture had total operating costs of $106.9 million, including depreciation, depletion and amortization (DD&A) expenses of $30.1 million, accretion expense of $1.1 million, and expensed exploration of approximately $17,000 for the year.  This compares to $104.4 million, $29.8 million, $0.9 million and $1.4 million comparatively for the year ended 2004.

 Interest expense on the Initial Loans was approximately $29.2 million ($23.8 million in the year 2004).  The Company received the Minimum Annual Distribution of $250,000 which will be recouped from future shares of Net Proceeds to the Company.

Ore Reserves and Non-reserve Mineralization

The Joint Venture focused on development, exploration and engineering feasibility work concerning future operations.  The main objective of CC&V’s continuing exploration program for 2005 was to expand information on the gold mineralization in two areas of the Wild Horse Extension, area with particular emphasis on metallurgical data, and to further increase the drill information available within areas which have previously indicated existing mineralization.

CC&V currently controls over 85% of the patented claims within the district and 100% of the land within the year-end 2005 ore reserve estimate.  All gold ore reserves and mineral resources are stated at 100% ownership basis, although portions of the ore reserves are subject to third party royalties which vary according to individual agreements with the underlying property owner.

Each year CC&V models its gold ore reserves to incorporate the results of its exploration program, new geologic information, revised metallurgical recoveries, revised gold price, new geotechnical data, new pit designs, new operating costs and/or allowances for 2005 depletion.  All ore reserves for 2005 were modeled using a $400 gold price, an increase from the $375 gold price used to model the reserves shown for 2004.  The cutoff grade for reserves remained unchanged from 2004 at a recoverable cutoff of 0.007 ounces per ton.

The year end district wide central drill hole database contains 8,346 drill holes (6% core and 94% reverse circulation rotary) with a total footage of 4,701,339 feet.  Samples are collected from the reverse circulation drills at five foot intervals and split with a rotary, wet splitter.  Coarse exploration drill samples are collected as two splits.  One split (analytical sample) is sent for analysis, and the second split is kept as a coarse replicate (metallurgical sample).  Individual samples are dried, split into one 300 gram sample, pulverized to 95% minus 150 mesh, blended and fire assayed (FA) using a one assay-ton charge.  Prior to 1996, all samples greater than 0.010 opt FA were also analyzed for cyanide soluble gold using a shake leach method (SL).  Commencing 1996, all samples are analyzed using both FA and SL assay methods.  The procedure for collecting drill samples within and adjacent to the existing reserve pits was modified in 2003 to collecting samples on ten foot intervals to minimize costs without losing any critical data.  In 2005, the central drill database was audited by Barnes Engineering Services, Inc.  Any material errors or other issues identified were corrected prior to the start of 2005 ore reserve modeling.

Resource shells were changed to a $475 Lerchs-Grossman envelope around the reserve pits for 2005 resource estimates from the $425 price of gold used in 2004 ore resource estimates.  The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (Independent Mining Consultants, Inc., Mine Reserve Associates, Inc., Mineral Resource Development Associates, Inc., and Mine Development Associates, Inc.) over previous years, and conform to industry standards.  The ore reserves are shown on the table below:

Unaudited CC&V Ore Reserve Estimate as of December 31, 2004*

Cripple Creek / Victor District

	Ore	Gold	Contained	Estimated	Estimated
	Tons	Ounces	Gold	Recovery	Recoverable
	(000’s)	Per Ton	Ounces	(Percent)	Ounces **
Proven	52,830	0.031	1,645,844	61.54%	1,012,785
Probable	81,469	0.027	2,231,971	61.01%	1,361,682

Total Reserves, 2004	134,299	0.029	3,877,815	61.23%	2,374,467

Unaudited CC&V Ore Reserve Estimate as of December 31, 2005*

Cripple Creek / Victor District

	Ore	Gold	Contained	Estimated	Estimated
	Tons	Ounces	Gold	Recovery	Recoverable
	(000’S)	Per Ton	Ounces	(Percent)	Ounces **
Proven	96,313	0.025	2,423,049	63.13%	1,529,684
Probable	35,001	0.025	880,386	60.01%	528,328

Total Reserves, 2005	131,314	0.025	3,303,435	62.30%	2,058,012

Change from 2004	(2,985)		(574,380)		(316,455)

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

The decrease in the December 31, 2005 ore reserves is primarily a result of mining depletion during 2005 (an estimated 588,227 contained troy ounces of gold, with an estimated

384,306 recoverable troy ounces of gold).  Development drilling within designed reserve pits and the increased price of gold used in reserve modeling replaced a small portion (an estimated 67,851 recoverable troy ounces of gold) of the depletion.

The focus of the Joint Venture’s 2006 exploration program is to develop additional metallurgical information in mineral resource areas to enable it to change the classification of a portion of its non-reserve mineral resources to mineral reserve ounces of gold.  It expects to achieve this goal through additional infill drilling, geotech and metallurgical drilling and studies and mining studies.  Further, the Joint Venture is conducting exploration drilling in additional areas on a widely- spaced drill hole basis with the objective of defining a mineral resource in the area.

Environmental Reclamation

CC&V has developed an effective environmental protection and reclamation plan for this high-altitude, semiarid, cold-weather, year-round leaching environment.  Reclamation has continued since 1992 to support post mining land use for wildlife, including elk.  During 2005 CC&V reclaimed approximately 7 acres of Ironclad mine mill tails and another 8 acres of berms and topsoil stockpiles.  Further, CC&V completed its voluntary reclamation of the Portland surface mine.  The Joint Venture has secured financial warranties of approximately $45 million to insure its success in completing the final reclamation of the entire property.  Ongoing compliance with federal and state regulations includes seismic, fugitive dust, and noise monitoring for the operation’s meeting applicable standards for ground and surface water; monitoring rain and snow fall, water and air emissions.

During 2004 and 2005, CC&V undertook a voluntary reclamation project at the Portland surface mine.  The Portland surface mine is located on the southern margin of the Cripple Creek Mining District adjacent to the Cresson Project and immediately northeast of the town of Victor.  In 1986, Texasgulf initiated exploration in the Captain Stopes area just north of the Portland #2 shaft and delineated a North-South trending zone of mineralization over the Hidden Treasure and Captain vein systems.  The resulting Portland surface mine was started and completed in 1988 and disturbed about 20 acres.  From 1988 until 2004, the narrow open pit exhibited steep unsightly highwalls that constituted a potential safety hazard.  The Portland surface mine was quite visible from certain vantage points along a nearby county road.  Providing no significant historic value to the mining district and posing a potential safety hazard and visual blemish, CC&V decided to backfill the surface mine and apply topsoil to the re-contoured surface to enhance the re-vegetation efforts.

Backfilling of the Portland surface mine began in March, 2004.  Approximately 1.55 million cubic yards of overburden and 15,200 cubic yards of topsoil were hauled and placed in the mine to achieve a post-mining topography that complemented the historic landscape.  Topsoil was spread to an average thickness of six inches over the re-contoured Portland backfill.  The topsoil provides enhanced seedbed characteristics needed to ensure permanent, self-sustaining re-vegetation.  Finally, CC&V applied approximately 300 pounds per acre of inorganic fertilizer and 25 pounds per acre of its current standard reclamation seed mix (including native grasses, forbs, and shrubs).  CC&V was recently recognized for the excellence of this project, receiving the “Hard Rock Mining Reclamation Award, 2005” from the Colorado Department of Natural

Resources for this project.

Employment

AngloGold provides the work force required by the Joint Venture, which has no employees.  AngloGold employment related to the Joint Venture decreased to 307 at December 31, 2005, from 316 at December 31, 2004.  The decrease in employment was a result of completing the mine expansion and ongoing efforts to safely contain costs.

Governmental Regulation

Like all mining operations in the United States, the Joint Venture is subject to a multitude of environmental laws and regulations promulgated by federal, state and local governments including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”);  the Clean Air Act; the Clean Water Act; the Hazardous Materials Transportation Act; the Toxic Substances Control Act; Resource Conservation and Recovery Act (“RCRA”) and the Colorado Mined Land Reclamation Act.  The Joint Venture’s operations are subject to comprehensive regulation by the United States Environmental Protection Agency (“EPA”), the United States Mine Safety and Health Administration and other state and local agencies.  Failure to comply with applicable laws, regulations and permits can result in injunctive action, damages and civil and criminal penalties.  If the Joint Venture expands or changes its existing operations or proposes new operations, it may be required to obtain additional or amended permits or authorizations.  In particular, CERCLA, commonly called the “Superfund Act”, contains stringent reporting requirements for the release or disposal of hazardous substances, with substantial fines for noncompliance.

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

Although the Manager expects that compliance with federal, state and local environmental and land use laws and regulations will continue to require significant future outlays of resources, it is not possible to state with any certainty what impact such compliance may have on the Joint Venture’s future capital expenditures or earnings.

Distribution of Proceeds and Other Financial Aspects

The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 2006.  Subsequent payments of the same amount are scheduled to be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining.  The payments made on January 15, 1994 and subsequent annual payments of $250,000 constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of net proceeds.  After recovery by the Manager of these advances, if the Company’s share (20% in the Initial Phase) of Net Proceeds exceeds the applicable Minimum Annual Distribution after recouping any advanced distributions, the larger amount will be distributed to the Company.  The Joint Venture recorded net income of $9.5 million for the year ended December 31, 2005.

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

As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company has not recorded its share of the Joint Venture net income for the 2005 period, $1,892,000, nor its share of the Joint Venture’s net income of $1,538,400 for the 2004 period or its share of the Joint Venture’s net loss of $93,800 for the 2003 period.  The Company will not record its share of any future Joint Venture net income unless and until the balance of the Company’s accumulated unrecorded losses from the Joint Venture ($15,588,000 as of December 31, 2005) are recovered.

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

First Supplemental Agreement to the BGA

Phase I of the exploration effort on the five Sagittarius Alpha Realty (“SAR”) claims was completed in May 1998.  This effort consisted of geological mapping, grid soil sampling and analysis, and stream sediment and water analysis.  This work indicates the presence of sizable areas interpreted to be anomalous gold concentrations.  These must be further tested through trenching, tunneling and drilling to properly evaluate the gold potential.  The Phase II exploration could not be carried out as the old leased claims have not as of this date been awarded a Mineral Production Sharing Agreement (“MPSA”) as required by the 1995 Philippine Mining Law. Thus, all work on this project has been placed on a standby basis until the MPSA is awarded to Benguet, as claim owner.  Benguet has not applied for an MPSA as of March 2006.  The Company expects to expend approximately $6,000 during 2006 to maintain GCPI on a standby status.

OTHER OPPORTUNITIES

During 2001, the Company acquired two claim groups in Nevada: the Table Top and the Illipah gold prospects.  During first quarter of 2002, the Company incorporated a wholly owned subsidiary, Golden Cycle Gold Exploration, Inc. (“GCX”), to independently direct the exploration efforts for these claim groups.  As of this report, the Company has not yet funded GCX.  Finally, the Company has an on-going exploration program in southwest Colorado.

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

The Table Top claim group consists of 38 wholly owned Federal mineral claims, controlled by the Bureau of Land Management (“BLM”), and lies within the Basin and Range province of north-central Nevada, which over the past forty years has become one of the world’s premier gold producing regions.  The Table Top claims are subject to an Exploration Right with Option to Purchase agreement requiring the Company to pay the annual assessment fees to the BLM and

Humboldt County and five percent of all expenditures on the property up to a maximum amount of $500,000 to Mr. Wendt, from whom the claims were originally purchased.  At present, the Company has paid Mr. Wendt approximately $7,000.  The Table Top property can be interpreted to lie within the “Midas” gold bearing zone striking northeast across Nevada, and also as a part of a north-south trend containing the Sleeper Mine, Sandman, Florida Canyon, Rochester and Relief Canyon.  The property is located ten miles west of Winnemucca, Nevada.

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

The Table Top claims do not have a readily available source of power, contain no known mineral reserve or resource, and are exploratory in nature.  The Company’s intended exploration target will be the discovery of a high grade mineralized gold vein system at depth, to be developed by a phased exploration program.  The Company does not anticipate additional exploration activity on this property during 2006.

Illipah

The Company’s Illipah project area can be reached by car from Ely, Nevada.  From Ely travel west on US Highway 50 for approximately 33 miles.  You will pass the turnoff for Illipah Reservoir to your left.  Continue west on US Highway 50 for another 5 miles.  Turn right, to the north on a gravel road.  There is a stop sign at this intersection.  Travel north for 6 miles to the project site, see adjacent map.

This gold project is situated in eastern Nevada at the southern extension of the Carlin Trend that contains the largest accumulation of gold deposits in North America.  The Company controls 191 unpatented Federal BLM lode mining claims (approximately 3,800 acres) over a six-mile strike length that contains favorable stratigraphic and structural environments for the discovery of a significant gold deposit.  The property is subject to advance royalty payments and a 2% Net Smelter Return (“NSR”) royalty on all mineral production.  An NSR is a royalty, usually a percent, of smelter production less certain allowable costs such as smelting and transportation to the smelter.  The NSR royalty is reduced to 1% if $2,000,000 in advance royalties is paid.

Past production from the immediate area of Illipah is 37,000 ounces of gold from an open pit mined in the late 1980’s and early 1990’s.  The ore was processed using heap leach technology.  This gold mineralization is envisioned as a surface gold anomaly that indicates there is a strong possibility of high-grade gold mineralization at depth near favorable stratigraphic contacts and structures.  The geological similarities between Illipah and Newmont’s Rain Deposit (the “Rain Deposit”) located 65 miles north-northwest are striking.  The Rain Deposit originally was mined as an open-pit, but is currently being mined underground.  The reported resource potential is 2 million ounces of gold and the average grade 0.40 oz/troy Au.  An underground target similar to the Rain Deposit is the concept being tested by the Golden Cycle exploration program.

The Illipah claims contain no known mineral reserve or resource and are exploratory in nature.  Past exploration on the property largely focused on its near surface mineral potential, though some deeper exploration drilling was completed by two companies.  The recommended drill program for Illipah consisted of eight reverse circulation drill holes angled perpendicular to the envisioned structures.  The holes were planned to test the favorable stratigraphic horizons and structural intersections at depth beneath gold anomalies on the surface.  The target depths of the holes ranged from 800 to 1,500 feet.  The Company is using generator power for its current exploration program.  Power is available just outside the property’s boundary should the Company elect to pay the cost to bring it on to the property for future operations.

During 2005, the Company spent approximately $300,000 on exploration drilling on the Illipah claim group located in White Pine County, Nevada.  The snow and generally muddy conditions limited access to the property and drilling sites during March, April and May 2005.  The drilling program got started in early June 2005 and immediately encountered difficult drilling characteristics with numerous voids limiting or eliminating sample recovery.  None of the drill holes were completed to target depth.  The exploration drilling recommenced in September 2005 with another drilling contractor.  Several of the drill holes were completed to target depth.  However all of the drill holes drifted excessively to near vertical and the targets at depth were not tested.  Although several intercepts of gold mineralization were encountered and three of the drill holes crossed zones of both Pilot shale and Devil’s Gate limestone and zones of massive sulfides, no significant zones of mineralization were identified.  Management is further evaluating the geology, incorporating the new drill information, to determine if further exploration drilling is warranted.  To date, the Company has not attempted to quantify the costs associated with a potential follow up exploration program.

Colorado

The Company’s continuing exploration effort in the Company’s home state of Colorado was largely placed on hold during 2005 while the Company focused on its exploration priority, the Illipah exploration project.  The Company has developed a geologic concept indicating the possibility of an exploration target which meets the Company’s criterion in southwest Colorado.  During 2006, the Company plans to complete a regional study of the target area, including satellite imagery which it began in 2004, with the objective of narrowing the target area.

ITEM 1A.  RISK FACTORS

An investment in our securities involves risks and uncertainties.  These risks and uncertainties could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statement contained in this Annual Report on Form 10-K or that we make in other filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 or in other public statements.  You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase, sell or hold our securities.

Risks Relating to Our Company and Industry

The exploration of mineral properties is highly speculative in nature and is frequently unproductive. We cannot be certain that our acquisition, exploration, and development activities will be commercially successful.

Other than our interest in CC&V, we do not have any properties with current or planned gold production. Exploration for minerals is highly speculative. Most exploration projects do not result in the discovery of mineable deposits of ore. Moreover, any mineralization discovery may not be of sufficient quantity or quality to be mined profitably. We use the evaluation work of professional geologists, geophysicists, and engineers for estimates in determining whether to commence or continue mining. These estimates generally rely on scientific and economic assumptions, which may not be correct. As a result of these uncertainties, we may expend substantial amounts of funds on exploration or mining projects that may ultimately result in failure to locate gold minerals sufficient to justify commercial mining operations.

Due to the nature of mining activities, we face risks of delays and increased costs resulting from environmental, technical, and geological factors.

Mining activities are subject to substantial operating hazards, including weather, environmental conditions, unforeseen technical difficulties, unusual or unexpected geological formations, equipment breakdowns or malfunctions and work interruptions.  There may also be limited availability of water, which is essential to milling operations. The occurrence of any of these events could delay or interrupt production, increase production costs, or result in liability for us. Our results of operation could therefore be adversely affected as well.

We face strong competition in our industry and may not be able to compete effectively.

Our industry consists of numerous companies which compete in the acquisition and development of mining properties. Many of these companies are significantly larger than us or CC&V. They may also enjoy access to more capital resources than we do. Our competitors may be able to engage in more exploration activities, acquire rights to more properties with potential quantities of gold, and more easily obtain the funds necessary to conduct production activities. Accordingly, we may not be able to compete effectively with these companies.

The mining and mineral processing industries are subject to extensive governmental regulations which can impose significant costs and burdens.

Our mining activities, including those of CC&V, are subject to extensive federal, state, and local regulations governing air and water quality, mine reclamation, solid and hazardous waste handling and disposal, and occupational safety. Although we are not aware of any circumstances which would cause CC&V or any of our other properties to be in violation of any of these regulations, there can be no assurance that we and CC&V will be able to be in compliance with such regulations in the future. Factors that may lead to our inability to comply with regulations include, for example, future changes in regulations, increased cost of compliance, and our financial condition in the future. Failure to comply with the regulations can result in injunctive action, damages, and civil and criminal penalties, all of which could adversely affect our business.

In addition, as of December 31, 2005, CC&V had posted a bond of approximately $45 million with the Colorado Mined Land Reclamation Board to secure reclamation of mining disturbances arising from the CC&V Joint Venture’s mining activities, and will likely be required to post additional sums to accommodate further mining at the Cresson site.

Further, on November 27, 2000 and on November 30, 2001, the Sierra Club and Mineral Policy Center filed two lawsuits against CC&V, AngloGold (and one of its affiliates) and the Company (the Defendants), alleging various past and ongoing violations of the federal Clean Water Act at the Cresson Project near Victor, Colorado.  (See Item 3, Legal Proceedings, for additional information).

We are subject to risks related to our Philippine activities.

We have entered into an agreement with a Philippine mining company, Benquet Corporation. The operating agreement stipulates that our Philippine subsidiary, Golden Cycle Philippines, Inc., would manage the exploration, development and/or mining of certain designated properties in the Philippines. We have never before engaged in mining activities in the Philippines. Moreover, since our inception in 1972, we have never served as manager of any mining project in the United States or any foreign country. Consequently, we will, in connection with activities in the Philippines, be subject to the risks and uncertainties inherent in any new business enterprise, such as the ability to hire and retain qualified personnel and to raise sufficient capital.  Further, we may also be subject to certain risks of doing business in foreign countries, such as political instability, unfamiliarity with local laws, and currency exchange risk.  Currently all the activities of the Philippines subsidiary are on hold pending approval of a Mineral Production Sharing Agreement by the Philippine government.  If opportunities to economically pursue activities in the Philippines are available, and if we elect to pursue them, additional capital may be required.  There is no assurance that we will be able to obtain the additional capital, if required, or that such capital would be available to us on terms which would be acceptable.

We are dependent on the efforts of key personnel and may be harmed if we are unable to retain these individuals.

The success of our business depends, in large part, upon the skills and efforts of a small group of key personnel, including R. Herbert Hampton, our President, Chief Executive Officer, and Treasurer. If we are not successful in retaining such key personnel, or attracting similarly qualified individuals, our business may be harmed. We do not maintain “key man” life insurance on any of our key personnel.  Therefore, the loss of our key personnel could adversely impact our ability to execute our business plan, which may adversely affect our results of operations.

We could be deemed an “investment company” under the Investment Company Act of 1940.  This would impose significant restrictions on us and would be likely to have a material adverse impact on our financial condition and results of operations.

Our principal assets include our equity interest and participation in the Joint Venture.  Our interest in the Joint Venture could be deemed an “investment security” for purposes of the Investment Company Act.  In the event that such interest is determined to have a value that comprises 40% or more of our total assets, we could be deemed to be an investment company under the Investment Company Act, unless an exemption from registration were available or we were to obtain an order of the SEC excluding or exempting us from registration under the Investment Company Act.

If anything were to happen which would cause us to be deemed an investment company, the Investment Company Act would impose significant restrictions on us, including severe limitations on our ability to borrow money, to issue additional capital stock and to transact business with affiliates.  In addition, because our operations are very different from those of the typical registered investment company, regulation under the Investment Company Act could affect us in other ways that are extremely difficult to predict.  In sum, if we were deemed to be an investment company it could become impractical for us to continue our business as currently conducted and our financial condition and results of operations could suffer materially.

Risks Relating to the Cripple Creek Joint Venture

Because we rely on CC&V for substantially all of our revenues and cash flow, our business will be harmed if CC&V’s operation is negatively impacted.

Our participation in CC&V constitutes our primary business. Gold production at CC&V accounted for all of our total gold production in fiscal years ended December 31, 2005 and December 31, 2004. Substantially all of our revenues and cash flow are derived from this gold production. Our results of operations, cash flow, and financial condition could be materially adversely affected if production at the Cresson mine is disrupted due to labor interruptions, technical problems, or environmental factors, such as seismic events, or other unforeseeable events.

In addition, AngloGold has the ability to reduce CC&V’s gold production, even without our consent.  AngloGold, as the manager of the CC&V Joint Venture, develops, revises and implements budget and plans for the Joint Venture.  As the 67% majority shareholder in the Joint Venture, AngloGold can adopt or change any plan or budget for the Joint Venture.  We cannot assure you that AngloGold will not reduce CC&V’s planned gold production in the future which will materially and adversely affect our profitability.

CC&V is substantially dependent on AngloGold for its operating funds and may not be able to continue operations if such funds are no longer available.

The exploration and development of CC&V’s properties are governed by the terms of the Joint Venture agreement, which grants operational responsibility and management authority in the Joint Venture to AngloGold. If AngloGold, whose proportionate share of the Joint Venture’s costs is much larger than ours, is not in a position to furnish (or otherwise chooses not to furnish) any operating funds required by the Joint Venture, it is unlikely that the Joint Venture would continue in operation. Because CC&V constitutes our primary operating asset, such an event would adversely affect our results of operations and financial condition.  Should AngloGold withdraw from the CC&V Joint Venture, our primary source of annual operating revenues would cease and, unless we find a new Joint Venture partner, our ability to continue as a going concern would be severely impaired.  It is uncertain that we would be able to find a new Joint Venture partner, or that terms satisfactory to us could be negotiated with the new partner.

CC&V has had a history of losses until recently, and because its profitability depends on the price of gold, it may incur losses in the future.

During fiscal years ended December 31, 2005 and 2004, the CC&V Joint Venture recorded net income of $9.460 million and $7.692 million, respectively.  However, in previous years, CC&V incurred substantial losses during each year of operation except 1996.  During the fiscal year ended December 31, 2003, the Joint Venture recorded net loss of $0.469 million.  There is no assurance that CC&V will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of CC&V to operate on a profitable basis depends, to a large degree, on the market price for gold. The market price of gold is volatile, subject to speculative movement and is affected by numerous factors beyond our control, including international, economic and political conditions, levels of supply and demand, the inventory levels maintained by gold producers and others and, to a lesser degree, inventory carrying costs (primarily interest charges) and international exchange rates. Whether gold prices will maintain a level that will enable CC&V to operate profitability on a continuing basis cannot be assured.

It is unlikely that we will receive net proceeds from CC&V in the foreseeable future.

Based on the amount of the Initial Loans payable by CC&V to AngloGold ($353,589,000 as of December 31, 2005) which must be repaid prior to the distribution of any net proceeds to us, and the amount of income which the Joint Venture can reasonably be expected to generate over the next several years, we believe that, absent a significant and sustained increase in the price of gold and an improvement in the efficiency of the operations of the Joint Venture, it is unlikely that we will receive more than the minimum annual distributions from CC&V for the foreseeable future based on the current terms of the Joint Venture agreement. Therefore, even if CC&V achieves profitability for a sustained period, it is unlikely that this would have any impact on our cash flow for the foreseeable future.

The Company is considering financing its proportionate share of the CC&V Joint Venture Initial Loan

We are considering financing the 33% of the CC&V debt attributable to our 33% equity share in the Joint Venture.  This alternative would require raising equity and/or debt to finance our proportional share of the debt.  There is no assurance the Company could raise these funds, or, if possible, obtain acceptable terms on the financing.  If this alternative is executed at some point in the future, current shareholders could be significantly diluted.  Furthermore, if a portion of the financing were comprised of debt with a required repayment schedule, it is possible that interest and principal repayments from CC&V may be insufficient in a given period to enable us to pay the required debt service obligation.

CC&V’s gold ore reserve figures are estimated based on a number of assumptions and may yield less gold under actual production conditions than the Joint Venture currently estimates.

CC&V has prepared gold ore reserve estimates in accordance with industry practice and SEC Industry Guide Number 7. Ore reserve estimates are based on prepared mining plans; however actual reserves and/or production may vary from the estimates.  Key assumptions used in the estimation may prove to be inaccurate (such as future gold prices, gold recovery rates, cut-off grades and operating costs). Reserve estimates require revision based on actual experience or new information. Experience may require changes or adjustments to the mining plans in a way which adversely impacts the ore reserve estimates. Future gold prices may decline, operating costs may increase, gold recoveries may decrease to a point which would make mining of lower grade mineralization uneconomical.

Risks Relating to the Market

Our stock price has been and could continue to be volatile.

The market price of our Common Stock has been subject to significant fluctuations. The securities markets have experienced, and are likely to experience in the future, significant price and volume fluctuations which could negatively affect the market price of our Common Stock without regard to our actual operating performance. In addition, the trading price of our Common Stock could be subject to significant fluctuations in response to:

•      actual or anticipated variations in our quarterly operating results;

•      public announcements by us or other industry participants;

•      factors affecting the gold market;

•      changes in national or regional economic conditions; and

•      general market conditions.

ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS

None.

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

The dominant geologic feature of the Cripple Creek & Victor Mining District is a 32-28

Ma diatreme-intrusive complex hosted in Precambrian rocks located between the towns of Cripple Creek and Victor, Colorado.  The diatreme-intrusive complex is 6.4 km long, 3.2 km wide and consists of diatremal breccia that has been intruded by stocks, dikes and discordant breccias.  Diatremal breccia lithologies include breccias composed exclusively of volcanic, Precambrian or sedimentary material to any combination of the three.  Early intrusions are predominantly within the alkaline phonolite-phonotephrite petrographic series and were followed by later lamprophyres.  All rocks have undergone a long history or structural and hydrothermal activity.  Gold mineralization occurs in all rock types as disseminated and/or structurally-controlled orebodies.  Primary ore minerals include microscopic native gold and gold tellurides.  Silver is present but is economically unimportant.

From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States.  It is estimated that approximately 21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation.  The Joint Venture, including a number of Joint Venture partners, has added about 2.8 million troy ounces of gold production to this total during the period 1985 through 2005.  The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle.  Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts and workings are unsuitable for current operation without substantial rehabilitation.  The Joint Venture is not currently and does not anticipate, operating underground.

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

ITEM 3.  LEGAL PROCEEDINGS

Two federal Clean Water Act cases against an active mining enterprise near Cripple Creek and Victor, in Teller County, Colorado, initiated by private organizations against the owner and operator thereof, in which the Company has been actively engaged for more than five years, were tried in the United States District Court for the District of Colorado beginning February 13, 2006.  The trial ended with the filing of proposed findings of fact and closing written arguments on March 6, 2006.

a.     The first ten Causes of Action in the first of these two cases, Civil Action No. 00-MK-2325, allege unpermitted discharges of pollutants into Fourmile Creek and from the Roosevelt Tunnel into Cripple Creek, and discharges of pollutants exceeding permitted amounts from the Carlton Tunnel and Arequa Gulch outfalls; the eleventh and twelfth causes of action in that case concern a discharge permit issued by the Colorado Water Quality Control Division in 1996 for an outfall in Arequa Gulch.  Plaintiffs assert, and the defendants deny, that there are, among other things, any ongoing violations of the federal Act.

b.     The second of these two cases, Civil Action No. 01-MK-2307, relates to seeps asserted to be point-source discharges of Cresson Project drainage from the Moffat Tunnel Cribbing Wall and the Squaw Gulch Pond to Cripple Creek and a tributary thereto in Squaw Gulch.

Management has contested both of those cases, and is coordinating its own efforts with those of the owner and operator, Cripple Creek & Victor Gold Company (“CC&V”), and the majority owners thereof, AngloGold North America, Inc., and AngloGold (Colorado) Corp., now AngloGold Ashanti North America, Inc., and AngloGold Ashanti (Colorado) Corp., respectively.  The Company is neither the owner nor operator and its interest is limited to its minority interest in CC&V.  The likelihood of an unfavorable outcome to the Company cannot be evaluated, and no estimate can be made of the amount or range of potential loss, if any, which might result either to the Company or to its interest in CC&V, because the case is now pending decision by the Court, and as observed by the Judge, the winners can expect the losers to appeal.  It is too early to evaluate what might happen on any such appeal.

The Company expended approximately $12,000 and $17,000 during the years 2005 and 2004, respectively, defending against these suits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock has been listed and traded on the Pacific Exchange since 1987 (except during the period from July 6, 1994 to August 30, 1994), and from July 1, 1983 until June 30, 1992 was quoted on NASDAQ.  As of March 6, 2006 the Company’s listing was moved to the NYSE-Arca.  The Company’s trading symbol is GCGC on the NYSE-Arca Exchange.  The following table shows the high and low bid price per share on the Pacific Exchange, or the Over the Counter market, for each calendar quarter since January 1, 2004.  All stock prices for periods in 2004 prior to the five for one stock split in July 2004 have been adjusted to reflect the split.

Price Range For:	HIGH	LOW
Quarter ended December 31, 2005	$4.10	$3.25
Quarter ended September 30, 2005	3.55	2.00
Quarter ended June 30, 2005	3.30	1.90
Quarter ended March 31, 2005	3.12	2.00

Quarter ended December 31, 2004	2.98	2.10
Quarter ended September 30, 2004	2.60	0.51
Quarter ended June 30, 2004	3.52	2.00
Quarter ended March 31, 2004	3.15	2.90

Bid prices are between dealers and do not include mark-ups, markdowns, or commissions, nor do they necessarily represent actual transactions.

Holders of the Company’s Common Stock

The number of holders of record of the Company’s Common Stock as of March 27, 2005 was 797.  The number of beneficial owners for whom shares are held in “street name” as of March 27, 2005 is believed to be more than 500.

Dividends

The Company has not paid any dividends.  The Company effected a five-for-one stock split effective July 2004 following shareholder approval of an increase in the authorized shares of the Company’s Common Stock from 3.5 million to 100 million at the 2004 annual meeting of shareholders.  The Company does not have plans to pay any dividends.

Equity Compensation Plans

The following table shows information for all equity compensation plans:

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	the First Column)

Equity Compensation Plans Approved by Security Holders	385,000	$2.13	225,000

Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	385,000	$2.13	225,000

There were no sales of unregistered securities or stock repurchases by the Company during the year ended December 31, 2005.

ITEM 6.  SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001

Revenues (1)	$250,000	$250,000	$250,000	$250,000	$250,000

Other income	61,000	30,000	581,000	30,000	86,000

Expenses	913,000	602,000	607,000	503,000	430,000

Share of Mining Joint Venture Losses (2)	—	—	—	—	—

Net income (Loss)	(602,000)	(322,000)	224,000	(223,000)	(94,000)

Net income (Loss) Per Share	(0.06)	(0.03)	0.02	(0.02)	0.00

Total Assets	1,125,000	1,647,000	1,872,000	1,417,000	1,649,000

Long term obligations	—	—	—	—	—

(1)  Revenues are comprised of the Minimum Annual Distribution.  See Management’s Discussion and Analysis below, and Notes to the consolidated financial statements for a description of the accounting for the Minimum Annual Distribution.

(2)  The Joint Venture recorded net income of $9.5 million for the year ended December 31, 2005, net income of $7.7 million for the year ended December 31, 2004, and net loss of $0.5 million for the year ended December 31, 2003.  The Company has not recorded its share of the Joint Venture net income for the 2005 period ($1,892,000), nor its share of the Joint Venture’s net income for the 2004 period ($1,538,400), or its share of the Joint Venture’s net loss for the 2003 period ($93,800) because its Joint Venture investment balance was reduced to zero in 1992.  The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company’s accumulated unrecorded losses from the Joint Venture ($15,588,000 as of December 31, 2005) are recovered.  See Management’s Discussion and Analysis below, and Notes to the consolidated financial statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our financial statements consolidate the operations of our wholly-owned subsidiary, Golden Cycle Philippines, Inc., with those of Golden Cycle Gold Corporation.  Golden Cycle Philippines, Inc. has minimal costs and assets and Golden Cycle Gold Exploration, Inc. had no operations or assets during the year ended December 31, 2005.

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

Liquidity and Capital Resources

Our working capital was $1,053,000 at December 31, 2005 compared to $1,558,000 at December 31, 2004.  Cash used in operations was $639,000 in 2005 compared to $333,000 during 2004.  The increase in cash used in operations during 2005 was primarily due to the increased exploration expenses associated with the Illipah drilling program ($255,000) and increased legal costs within general and administrative expenses ($90,000) during the 2005 period.  Working capital decreased by approximately $505,000 at December 31, 2005 compared to December 31, 2004 primarily due to net losses in the 2005 period partially offset by approximately $93,000 in proceeds from the exercise of stock options during the year.

During 2005, the Company budgeted approximately $259,000 for the initial exploration program for its Illipah gold exploration project, expending approximately $300,000 on the project.  The $41,000 cost overrun on the project was due to the weather difficulties experienced in March thru May 2005 and the inability of the first drilling contractor to complete the drilling program.  The Company is incorporating the new drill information into its models and further evaluating the geologic models and information to determine if further exploration drilling is warranted.

The Company completed the sale of certain Johnson Ditch Water Right it owned in Fremont County, Colorado to the City of Cripple Creek on December 31, 2003, for $679,098 in the form of a receivable which resulted in a $546,418 gain.  The total revenue to the Company from sale of this ‘Water Right’ was $991,598, which amount includes the $312,500 which was received by the Company when a portion of the sale to the City of Cripple Creek closed on December 31, 1996.  The Company received payment in full from the City of Cripple Creek on January 7, 2004.  The Company does not have any further Water Rights.

We believe that the Company’s working capital, augmented by the Minimum Annual Distribution from the Joint Venture, is adequate to support operations at the current level for the coming year, barring unforeseen events.  We anticipate that our Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner.  If opportunities to economically pursue or expand Philippine, Nevada, Colorado operations, or any other opportunity discussed above (see Item 1, Other Opportunities) are available, and we elect to pursue them, additional working capital may also be required.  It is possible that the Company will elect to continue the Illipah exploration program which will require additional capital.  There is no assurance that we will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable.  Furthermore, if we were to commence such operations, it is not presently known when or if a positive cash flow could be derived from the operations.  The Company is considering financing its portion of CC&V’s initial loan ($353.6 million at December 31, 2005).  To finance its portion of CC&V’s initial loan the Company would have to raise additional capital in some form of debt and/or equity issue.  There is no assurance the Company could raise these funds, or, if possible, obtain acceptable terms on the financing. Such financing would likely result in a substantial dilution of the Company’s current equity holders.

Results of Operations

2005 vs 2004

We recorded net loss of $602,025 for the year ended December 31, 2005 compared to a net loss of $322,582 for the year ended December 31, 2004.  The increase in net loss during the 2005 period was primarily due to increased exploration expenses associated with the Illipah exploration drilling program of approximately $255,000 and increased administrative costs, specifically legal fees.  The cost of compliance with the provisions of the Sarbanes-Oxley Act of 2002 continues to significantly increase the Company’s administrative costs, particularly its legal expenses.  Compliance costs will further increase in 2006 to complete the required internal control reviews.

2004 vs 2003

We recorded net loss of $322,582 for the year ended December 31, 2004 compared to a net profit for the year ended December 31, 2003 of approximately $224,135.  The difference between the net loss in 2004 compared to the net profit in 2003 was primarily the absence of the gain on the one time sale of Water Rights in 2003 (see above).  During 2004, the cost of compliance with the provisions of the Sarbanes-Oxley Act of 2002 significantly increased the Company’s administrative costs, particularly its legal expenses.

We account for our investment in the Joint Venture on the equity method.  Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as we are not required to finance the Joint Venture’s operating losses or capital expenditures.  Correspondingly, we have not recorded our share of Joint Venture income or losses incurred subsequent to the reduction of the Company’s Joint Venture investment balance to zero in 1992.  We will not record our share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.  As of December 31, 2005, the Company’s accumulated unrecorded losses from the Joint Venture are $15,588,000.  At the current prevailing price of gold we do not expect distributions from the Joint Venture in excess of the Minimum Annual Distribution ($250,000 per year) for several years.

The Joint Venture recorded net income for the year ended December 31, 2005 of approximately $9.5 million compared to net income of $7.7 million for the year ended December 31, 2004, and net loss of $0.5 million for the year ended December 31, 2003.  The primary reason for the Joint Venture’s improved performance in both 2005 and 2004 over the previous years’

performance was the increase in the prevailing price for gold bullion during each year.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Company’s current contractual obligations.

Payment due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other Long-Term Liabilities	$252,000	$103,000	$149,000	—	—
Total	$252,000	$103,000	$149,000	—	—

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During fiscal years 2005 and 2004, we have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

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

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, who is also our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Internal control over financial reporting

Internal control over financial reporting is defined as a process designed by, or under the supervision of our Chief Executive Officer, who is also our Chief Financial Officer, and effected by our Board of Directors, through our audit committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect the our transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We are not required to report management’s assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. We have planned and scheduled a review of our internal controls by an outside contractor which we expect will be completed by July 2006.  However, in connection with our review of disclosure controls and procedures now in place, above, we have noted certain areas in our systems of internal control which, if left unresolved or unaddressed, could result in material deficiencies and weaknesses in our internal control.  These areas include, lack of segregation of duties due to limited personnel, limited capability due to the size of our Company to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, and lack of a formal budgeting process. Although, we have not instituted new internal control processes related to these identified areas, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review, we are considering what appropriate remedial actions, if any, are necessary to improve our systems of internal controls.  In conjunction with our outside audit for the year ended December 31, 2005, we determined that we had a significant deficiency in our accounts payable accruals at year end.  The deficiency could have resulted in under accruals of approximately $18,000 at year end, which would have understated the net loss for the year by a comparable amount.  Management has instituted a policy requiring review of subsequent period invoices to address this deficiency.

Within the year ended December 31, 2005, there were no changes to our internal control over financial reporting that materially affected, or is reasonably likely, or are reasonably likely, to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

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

21.1. Subsidiary of the Company:  Golden Cycle Philippines Inc. incorporated in the Republic of the Philippines.

21.2. Subsidiary of the Company:  Golden Cycle Gold Exploration Inc. incorporated in the state of Nevada.

23.1 Consent of EKS&H PC.

31.1 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

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

/s/ R. Herbert Hampton
R. Herbert Hampton, President, Chief Executive Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ R. Herbert Hampton	March 29, 2006
R. Herbert Hampton, President, Chief	Date
Executive Officer, and Treasurer
(Principal Executive Officer, Principal
Financial Officer, and Principal Accounting
Officer)

/s/ James C. Ruder	March 29, 2006
James C. Ruder, Director	Date

/s/ Robert T. Thul	March 29, 2006
Robert T. Thul, Director	Date

/s/ Dr. Taki N. Anagnoston	March 29, 2006
Dr. Taki N. Anagnoston, Director	Date

/s/ Donald L. Gustafson	March 29, 2006
Donald L. Gustafson, Director	Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Golden Cycle Gold Corporation

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Golden Cycle Gold Corporation and Subsidiaries (a Colorado Corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principals generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

March 23, 2006
Denver, Colorado

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$167,169	$457,000
Short-term investments (note 2)	888,627	1,120,273
Interest receivable and other current assets	15,753	13,524
Prepaid insurance	24,827	24,380

Total current assets	1,096,376	1,615,177

Property and equipment, at cost:
Land	2,025	2,025
Mineral claims	20,657	20,657
Furniture and fixtures	10,064	10,030
Machinery and equipment	33,013	31,819
	65,759	64,531
Less accumulated depreciation and depletion	(37,224)	(33,126)
	28,535	31,405
Total assets	$1,124,911	$1,646,582

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$43,808	$56,868
Total current liabilities	43,808	56,868

Commitments and contingencies (note 8)

Shareholders’ equity (note 6):
Common stock, no par value. Authorized 100,000,000 shares; issued and outstanding 9,744,250 shares in 2005; 9,669,250 shares in 2004	7,499,429	7,406,317
Additional paid-in capital	1,927,736	1,927,736
Accumulated deficit	(8,314,551)	(7,712,526)
Accumulated other comprehensive loss	(31,511)	(31,813)
Total shareholders’ equity	1,081,103	1,589,714

Total liabilities and shareholders’ equity	$1,124,911	$1,646,582

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2005	2004	2003
Revenue:
Distributions from mining joint venture in excess of carrying value (note 4)	$250,000	$250,000	$250,000

Expenses:
General and administrative expense	603,044	542,510	464,348
Depreciation expense	3,973	5,286	1,217
Exploration expense	305,661	54,372	141,851
	912,678	602,168	607,416
Operating loss	(662,678)	(352,168)	(357,416)

Other income:
Interest and other income	35,667	21,545	15,405
Gold bullion mark to market	24,986	8,041	24,229
Gain on assets sold (net)	—	—	541,917
	60,653	29,586	581,551
Net income (loss)	$(602,025)	$(322,582)	$224,135
Basic earnings (loss) per share	$(0.06)	$(0.03)	$0.02
Diluted earnings (loss) per share	(0.06)	(0.03)	0.02

Basic weighted average shares outstanding	9,738,086	9,597,231	9,529,100

Diluted weighted average shares outstanding	9,738,086	9,597,231	10,364,100

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the Years ended December 31, 2005, 2004, and 2003

					Accumulated
					other
					comprehensive
					loss – foreign
			Additional		currency
	Common stock		paid-in	Accumulated	translation
	Shares	Amount	capital	deficit	adjustment	Total
Balance at December 31, 2002	9,442,250	$7,116,604	$1,927,736	$(7,614,079)	$(31,538)	$1,398,723

Stock options exercised	100,000	191,250	—	—	—	191,250
Net income	—	—	—	224,135	—	224,135
Foreign currency translation adjustment	—	—	—	—	(203)	(203)
Comprehensive net income						223,932

Balance at December 31, 2003	9,542,250	7,307,854	1,927,736	(7,389,944)	(31,741)	1,813,905

Stock options exercised	127,000	98,463	—	—	—	98,463
Net loss	—	—	—	(322,582)	—	(322,582)
Foreign currency translation adjustment	—	—	—	—	(72)	(72)
Comprehensive net loss						(322,654)

Balance at December 31, 2004	9,669,250	7,406,317	1,927,736	(7,712,526)	(31,813)	1,589,714

Stock options exercised	75,000	93,112	—	—	—	93,112
Net loss	—	—	—	(602,025)	—	(602,025)
Foreign currency translation adjustment	—	—	—	—	302	302
Comprehensive net loss						(601,723)

Balance at December 31, 2005	9,744,250	$7,499,429	$1,927,736	$(8,314,551)	$(31,511)	$1,081,103

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(602,025)	$(322,582)	$224,135
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	3,973	5,286	1,217
Increase in market value of gold asset	(24,986)	(8,041)	(24,229)
(Gain) loss on disposal of assets	—	—	(541,817)
Decrease (increase) in interest receivable and other current assets	(2,229)	(6,510)	5,605
Decrease (increase) in prepaid insurance	(447)	200	(5,436)
Increase (decrease) in accounts payable and accrued liabilities	(13,060)	(1,611)	40,227

Net cash used in operating activities	(638,774)	(333,258)	(300,298)

Cash flows from investing activities:
Decrease (increase) in short-term investments, net	256,632	(188,563)	(258,652)
Proceeds from account receivable on sale of water rights	—	679,098	—
Purchases of property and equipment	(1,103)	(767)	(8,210)

Net cash provided by (used in) investing activities	255,529	489,768	(266,862)

Cash flows provided by financing activity:
Proceeds on exercise of stock options	93,112	98,463	191,250
Net cash provided by investing activities	93,112	98,463	191,250

Effect of exchange rate changes on cash	302	(72)	(203)

Net increase (decrease) in cash and cash equivalents	(289,831)	254,901	(376,113)

Cash and cash equivalents, beginning of year	457,000	202,099	578,212
Cash and cash equivalents, end of year	$167,169	$457,000	$202,099

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

(d)                      Short-Term Investments

Short-term investments consist primarily of certificates of deposit.  Short-term investments also includes 310 troy ounces of gold bullion purchased by the Company in 2002.  Interest revenue and the increase or decrease in the value of the gold bullion is included in the consolidated statement of operations.

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

(f)                         Mineral Exploration and Development Costs

Mineral exploration costs are expensed as incurred. Mineral property development costs are capitalized and depleted based upon estimated proven and probable recoverable reserves. The Company has no capitalized mineral property development costs at December 31, 2005 or December 31, 2004.

The Company assesses the carrying value of its long-lived assets for impairment whenever changes in facts or circumstances indicate that they may be impaired.  Potential impairment is estimated by comparing estimated future undiscounted cash flows expected to be generated from such assets with their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value.  The Company has not recorded impairment costs at December 31, 2005 or December 31, 2004.

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

Gains and losses arising from translation of the consolidated financial statements of GCPI operations are included in accumulated other comprehensive income (loss) in shareholders’ equity. Amounts in this account are recognized in the consolidated statements of operations when the related net foreign investment is reduced. Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

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

	2005	2004	2003

Net income (loss):
As reported	$(602,025)	$(322,582)	$224,135
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards	(244,360)	(182,398)	(69,600)
Pro forma	(846,385)	(504,980)	154,535

Basic and diluted earnings (loss) per share:
As reported	$(0.06)	$(0.03)	$0.02
Pro forma	(0.09)	(0.05)	0.02

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

	Dividend yield	Expected volatility	Risk-free interest rate	Expected life (in years)	Weighted- average fair value of option

Options granted in 2003	0%	38%	4.10%	10	$1.39
Options granted in 2004	0%	55%	4.77%	10	$1.82
Options granted in 2005	0%	70%	4.05%	10	$1.95

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

(k)                      Comprehensive Income

In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period they are recognized.  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).  We have disclosed comprehensive income (loss) in our consolidated financial statements accordingly.

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

(2)                     Short-Term Investments

The Company held certificates of deposit of approximately $677,000 and $985,000 at December 31, 2005 and 2004, respectively. All certificates of deposit held at December 31, 2005 mature within one year. Short-term investments also include 310 troy ounces of gold bullion purchased by the Company in 2002 at a cost of $102,859 and is carried at market value of $160,115 at December 31, 2005.  The Company has reflected unrealized gains of $24,986, $8,041 and $24,229 for the years ended December 31, 2005, 2004 and 2003, respectively, in the Consolidated Statement of Operations.

(3)                     Accounts Receivable From Sale of Water Rights

The Company completed the sale of certain Water Rights it owned in Fremont County, Colorado to the City of Cripple Creek on December 31, 2003, for $679,098 in the form of a receivable and resulted in a $546,418 gain.  The Company does not have any further Water Rights.

(4)                     Investment in Mining Joint Venture

The Company owns an interest in the Joint Venture with AngloGold Ashanti (Colorado) Corp. (AngloGold). AngloGold manages the Joint Venture. The Joint Venture conducts exploration, development, and mining of certain properties in the Cripple Creek Mining District, Teller County, Colorado. The Joint Venture owns or controls surface and/or mineral rights in the Cripple Creek Mining District, certain portions of which are being actively explored and developed.

The Joint Venture Agreement, as amended, generally requires AngloGold to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid and (ii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed to the joint venturers in the proportion of 80% to AngloGold and 20% to the Company.  The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the “Initial Loans”) to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions.  As of December 31, 2005, Initial Loans were approximately

$353.6 million and no Net Proceeds have been distributed. Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase, the Joint Venture will distribute metal in kind, 67% to AngloGold and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company’s future share of Net Proceeds, if any.

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

The Company’s share of 2005 Joint Venture net income, which has not been recorded in its consolidated financial statements, is approximately $1,892,000. The Company’s share of the 2004 Joint Venture net income, $1,538,000, and the 2003 Joint Venture net loss, $93,800, also were not recorded in its consolidated financial statements. As of December 31, 2005, the Company’s accumulated unrecorded losses from the Joint Venture are approximately $15,588,000.

The condensed balance sheets of the Joint Venture as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(In thousands)
Assets
Inventory	$40,474	34,505
Other current assets	558	662

Total current assets	41,032	35,167

Fixed assets and mine development costs, net	197,600	222,948
Inventories	111,790	90,888

Total assets	$350,422	349,003

Liabilities and Venturers’ Deficit

Current liabilities	$16,218	13,473
Payable to AngloGold	353,589	365,698
Capital lease obligations	7,902	10,451
Asset retirement obligation	20,512	16,716
Other long-term liabilities	2,017	1,691

Total liabilities	400,238	408,029

Venturers’ deficit	(49,816)	(59,026)

Total liabilities and Venturers’ deficit	$350,422	349,003

The condensed statements of operations of the Joint Venture for each of the years in the three-year period ended December 31, 2005 are summarized as follows:

	2005	2004	2003
	(In thousands)

Revenue	$145,347	$135,673	$102,645
Operating expenses
Production costs	75,662	72,239	56,470
Depreciation, depletion,amortization, and reclamation	30,151	29,769	25,037
Accretion expense	1,113	947	810
	106,926	102,955	82,317
Mineral exploration expense	17	1,401	2,821
Total operating costs	106,943	104,356	85,138

Income from operations	38,404	31,317
Other Expenses:			17,507
Interest expense	(29,243)	(23,813)	(22,378)
Other income (expense)	299	188	(514)
Income (loss) before effect of change in accounting principle	9,460	7,692	(5,385)
Cumulative effect of change in accounting principle	—	—	4,916

Net income (loss)	$9,460	$7,692	$(469)

(5)                     Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$918,000	802,000
Exploration expenditures	163,000	67,000
Other	4,000	5,000
Total deferred tax assets	1,085,000	874,000

Deferred tax liability:
Gold bullion mark to market	(21,000)	—

Total deferred tax assets	1,064,000	874,000

Valuation allowance	(1,064,000)	(874,000)

Net deferred tax assets	$—	—

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2005	2004
Statutory federal income tax rate	34.0%	34.0%
Effect of:
State and local income taxes	3.05	3.30
Other - net	(0.10)	(1.96)
Change in valuation allowance	(36.95)	(35.34)
Effective tax rate	0.00%	0.00%

At December 31, 2005, the Company has net operating loss carryforwards for income tax purposes of approximately $2,477,000 which expire beginning in 2007 through 2025.

The Company has not recorded an income tax benefit in 2005 or 2004 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

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

During 2005, the Company granted 125,000 options to directors of the Corporation, and during 2004 and 2003 the Company granted 100,000 and 50,000 options respectively to directors of the Corporation under the above plans.

Changes in stock options for each of the years in the three-year period ended December 31, 2005 are as follows:

			Weighted
		Option price	average
	Shares	per share	exercise price
Outstanding and exercisable at December 31, 2002	885,000	$1.19 - 2.33	$1.52
Granted	50,000	2.60	2.60
Exercised	(100,000)	1.50 - 2.05	1.91

Outstanding and exercisable at December 31, 2003	835,000	1.04 - 2.60	1.46
Granted	100,000	2.60	2.60
Exercised	(204,900)	1.33 - 1.80	1.44
Expired	(320,100)	1.04 - 2.33	1.63

Outstanding and exercisable at December 31, 2004	410,000	1.04 - 2.60	1.92
Granted	125,000	2.50	2.50
Exercised	(75,000)	1.04 - 1.50	1.24
Expired	(75,000)	2.33 - 2.60	2.51

Outstanding and exercisable at December 31, 2005	385,000	$1.04 - 2.60	$2.13

The weighted average remaining term of options outstanding was 6.94 and 6.81 years at December 31, 2005 and 2004, respectively.

(7)                     Recently Issued Financial Accounting Standards:

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS No. 123 (R) requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  The Company will adopt the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective method.  Accordingly, compensation expenses will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006.  The compensation cost will be based on the fair value at date of grant, adjusted for forfeitures, as utilized in the SFAS No. 123 pro forma disclosure above.  The actual effect on net income and earnings per share in future periods will vary depending upon the number and fair value of options granted in future years compared to prior years.  It is believed that adoption will impact the Company’s statement of operations by $250,000 in 2006 and will not impact the Company’s cash flow.

In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.”  EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in production costs applicable to sales in the same period as the revenue from the sale of inventory.  As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period.  The guidance in EITF Issue No. 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.  The guidance requires application through recognition of a cumulative effect adjustment in the period of adoption, with no charge to current earnings for prior periods.  The most significant expected impacts of adoption are the elimination of the deferred stripping costs and the recognition of future post-production stripping costs as a component of inventory to be recognized in production costs applicable to sales in the same period as the revenue from the sale of inventory, or in the cast of inventory on hand at the end of a period, from writedowns where the carrying value of inventory on hand exceeds the net realizable value.  The Company will adopt this new accounting rule as of January 1, 2006.  Adoption of the new guidance will have no impact on the Company’s income or cash position.

(8)                     Commitments and Contingencies

Two federal Clean Water Act cases against an active mining enterprise near Cripple Creek and Victor, in Teller County, Colorado, initiated by private organizations against the owner and operator thereof, in which the Company has been actively engaged for more than five years, were tried in the United States District Court for the District of Colorado beginning February 13, 2006.  The trial ended with the filing of proposed findings of fact and closing written arguments on March 6, 2006.

c.               The first ten Causes of Action in the first of these two cases, Civil Action No. 00-MK-2325, allege unpermitted discharges of pollutants into Fourmile Creek and from the Roosevelt Tunnel into Cripple Creek, and discharges of pollutants exceeding permitted amounts from the Carlton Tunnel and Arequa Gulch outfalls; the eleventh and twelfth causes of action in that case concern a discharge permit issued by the Colorado Water Quality Control Division in 1996 for an outfall in Arequa Gulch.  Plaintiffs assert, and the defendants deny, that there are, among other things, any ongoing violations of the federal Act.

d.              The second of these two cases, Civil Action No. 01-MK-2307, relates to seeps asserted to be point-source discharges of Cresson Project drainage from the Moffat Tunnel Cribbing Wall and the Squaw Gulch Pond to Cripple Creek and a tributary thereto in Squaw Gulch.

Management has contested both of those cases, and is coordinating its own efforts with those of the owner and operator, Cripple Creek & Victor Gold Company (“CC&V”), and the majority owners thereof, AngloGold North America, Inc., and AngloGold (Colorado) Corp., now AngloGold Ashanti North America, Inc., and AngloGold Ashanti (Colorado) Corp., respectively.  The Company is neither the owner nor operator and its interest is limited to its minority interest in CC&V.  The likelihood of an unfavorable outcome to the Company cannot be evaluated, and no estimate can be made of the amount or range of potential loss, if any, which might result either to the Company or to its interest in CC&V, because the case is now pending decision by the Court, and as observed by the Judge, the winners can expect the losers to appeal.  It is too early to evaluate what might happen on any such appeal.

The Company expended approximately $12,000 and $17,000 during the years 2005 and 2004, respectively, defending against these suits.

(9)                     Selected quarterly financial data

(unaudited)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Distributions from mining joint venture in excess of carrying value (note 4)	$250,000	$—	$—	$—

Operating income (loss)	138,885	(164,566)	(322,861)	(314,136)

Net income (loss)	146,486	(154,505)	(313,041)	(280,965)
Net income (loss) per share	0.02	(0.02)	(0.03)	(0.03)
Pro forma net income (loss) per share	0.02	(0.04)	(0.03)	(0.03)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Distributions from mining joint venture in excess of carrying value (note 4)	$250,000	$—	$—	$—

Operating income (loss)	158,252	(157,013)	(214,486)	(138,921)

Net income (loss)	162,975	(151,885)	(207,868)	(125,804)
Net income (loss) per share	0.02	(0.02)	(0.02)	(0.01)
Pro forma net income (loss) per share	0.02	(0.04)	(0.02)	(0.01)