Form 10-Q
period 2006-03-31
GOLDEN CYCLE GOLD CORP
filed 2006-05-15
CIK 719754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer   ☐               Accelerated filer   ☐          Non-accelerated filer   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ NO

Number of Shares outstanding at May 12, 2006:      9,744,250

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$315,919	$167,169
Short-term investments	902,893	888,627
Interest receivable and other current assets	15,196	15,753
Prepaid insurance	14,535	24,827
Total current assets	1,248,543	1,096,376
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	10,064	10,064
Machinery and equipment	34,124	33,013
	66,870	65,759
Less accumulated depreciation	(38,478)	(37,224)
	28,392	28,535

Total assets	$1,276,935	$1,124,911

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$129,131	$43,808
Total current liabilities	129,131	43,808
Shareholders’ equity:
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 9,744,250 shares at March 31, 2006, 9,744,250 shares at December 31, 2005	7,499,429	7,499,429
Additional paid-in capital	1,927,736	1,927,736
Accumulated comprehensive loss - foreign currency translation adjustment	(31,511)	(31,511)
Accumulated deficit	(8,247,850)	(8,314,551)
Total shareholders’ equity	1,147,804	1,081,103

Total liabilities and shareholders’ equity	$1,276,935	$1,124,911

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE MONTHS ENDED

March 31, 2006 and 2005

(Unaudited)

	2006	2005
Revenue:
Distribution from mining joint venture in excess of carrying value	$250,000	$250,000

Expenses:
General and administrative	206,258	96,021
Depreciation expense	1,254	1,253
Exploration expense	2,245	13,841
	209,757	111,115

Operating income	40,243	138,885

Other income
Interest and other income	8,726	7,601
Gold bullion mark-up to market	17,732	—

	26,458	7,601

Net income	$66,701	$146,486

Basic earnings per share	$0.01	$0.02

Basic weighted average common shares outstanding	9,744,250	9,719,250

Diluted earnings per share	$0.01	$0.01

Diluted weighted average common shares outstanding	10,129,250	10,045,917

ACCUMULATED DEFICIT:

Beginning of period	$(8,314,551)	$(7,712,526)

Net income	66,701	146,486

End of period	$(8,247,850)	$(7,566,040)

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$66,701	$146,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,254	1,253
Increase in market value of gold asset	(17,732)	—
Decrease in interest receivable and other current assets	10,849	13,811
Increase (decrease) in accounts payable and accrued liabilities	85,323	(35,786)
Net cash provided by operating activities	146,395	125,764

Cash flows from investing activities:
Decrease (increase) in short-term investments, net	3,466	(2,570)
Purchase of equipment	(1,111)	—
Net cash provided by (used in) investing activities	2,355	(2,570)

Cash flows provided by financing activities:
Proceeds from exercise of stock options	—	93,112
Net cash provided by financing activities	—	93,112

Net increase in cash and cash equivalents	148,750	216,306

Cash and cash equivalents, beginning of period	167,169	457,000

Cash and cash equivalents, end of period	$315,919	$673,306

GOLDEN CYCLE GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)  BASIS OF PRESENTATION

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

(2)  INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the “Joint Venture”) on the equity method. During 1992, the Company’s investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not currently required to finance the Joint Venture’s operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2006, the Company’s share of accumulated unrecorded losses from the Joint Venture was $14,475,400.

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

(3)  EARNINGS PER SHARE

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. On a weighted average basis there were 385,000 shares and 326,667 shares of dilutive securities outstanding during the three months ended March 31, 2006 and March 31, 2005 respectively.

(4)  STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for stock options granted with exercise prices equal to the fair market value of the common stock on the date of the grant.

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment, which supersedes APB Opinion No. 25 and its related implementation guidance. Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. The Company adopted SFAS No. 123 (revised) using the modified prospective transaction method, which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s fiscal year 2006. The consolidated financial statements reflect the impact of SFAS 123(R) for the three months ended March 31, 2006. Prior periods have not been restated, rather, the impact on prior periods is noted in footnote disclosures. The impact of the adoption of SFAS No. 123 (revised) will be that the share-based payment expense amounts historically disclosed as required by SFAS No. 123 will now be recognized as an expense in the statement of operations.

During the quarters ended March 31, 2006 and March 31, 2005, the Company did not issue any stock options.

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

The Joint Venture Agreement defines an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid, (ii) a cash reserve has been established to fund accrued reclamation and severance tax obligations, plus an amount approximating nine months of estimated operating costs, plus an amount approximating twelve months of estimated capital costs, and (iii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed as follows: 80% to AngloGold and 20% to the Company. After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to AngloGold and 33% to the Company, and the venture participants will be responsible for their proportionate share of the Joint Venture costs. In addition, the Company will generally be entitled to receive, in each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves, whichever occurs first, an annual minimum distribution of $250,000 (a “Minimum Annual Distribution”). The first three Minimum Annual Distributions in 1991, 1992 and 1993 were not deemed to be a distribution of Net Proceeds to the Company and were not applied against the Company’s share of any Net Proceeds. The Minimum Annual Distributions received on January 15, 1994 and thereafter constitute an advance on Net Proceeds and will be recouped against future shares of Net Proceeds to the Company.

Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants. AngloGold (the “Manager”) reported that Initial Loans, payable to AngloGold, of approximately $359 million were outstanding at March 31, 2006. Under the Agreement as amended, the Joint Venture has not distributed any Net Proceeds. Based on the amount of Initial Loans payable to the Manager, management of the Company believes that, absent a significant and sustained increase in the prevailing market prices for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

 Liquidity and Capital Resources

Cash provided by operations was approximately $146,000 in the three months ended March 31, 2006 compared to cash provided by operations of approximately $126,000 during the same period in 2005. The primary reason for the approximately $20,000 increase in cash provided by operations in the 2006 period compared to the 2005 period was an increase in accounts payable during the 2006 period.

The Company’s working capital was approximately $1,119,000 at March 31, 2006 compared to $1,053,000 at December 31, 2005. Working capital increased by approximately $66,000 at March 31, 2006 compared to December 31, 2005. The increase in working capital at March 31, 2006 was primarily due to the results of operations during the quarter.

We believe that the Company’s working capital, augmented by the Minimum Annual Distribution from the Joint Venture, is adequate to support operations at the current level for the coming year, barring unforeseen events. We anticipate that our Philippine subsidiary will hold all work on a standby basis until the Mineral Profits Sharing Agreement is awarded to the claim owner. If opportunities to economically pursue or expand Philippine, Nevada, Colorado operations, or any other opportunity are available, and we elect to pursue them, additional working capital may also be required. It is possible that the Company will elect to continue the Illipah exploration program which will require additional capital. There is no assurance that we will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if we were to commence such operations, it is not presently known when or if a positive cash flow could be derived from the operations. The Company is considering financing its portion of CC&V’s initial loan ($359 million at March 31, 2006). To finance its portion of CC&V’s initial loan the Company would have to raise additional capital in some form of debt and/or equity issue. There is no assurance the Company could raise these funds, or, if possible, obtain acceptable terms on the financing. Such financing would likely result in a substantial dilution of the Company’s current equity holders.

Results of Operations

The Company recorded net income for the three months ended March 31, 2006, of approximately $67,000, compared to net income of approximately $146,000 in the comparable 2005 period. The decrease in net income for the first three months of 2006 compared with the corresponding period in 2005 was due to increased attorney’s fees during the 2006 period. The increased attorney fees were primarily expended in defense of litigation brought by the Sierra Club and Mineral Policy Center, alleging numerous violations of the Clean Water Act by the Company, CC&V and AngloGold. The Court recently decided the case for the Company and the other defendants, and awarded the Company and the other defendants their court costs. The Company has not recorded a receivable for its court costs, approximately $130,000, and will not do so until the judge completes her review of all of the defendants court cost submissions, rules on the submissions, and the time period for the litigants to appeal has expired. The increased attorney’s fees were mitigated in part by a first quarter $18,000 mark up to market of the 310 troy ounces of gold bullion the Company owns and reduced exploration expenditures during the 2006 period of approximately $11,000.

The Company accounts for its investment in the Joint Venture on the equity method. During 1992, the Company’s investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture’s operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped. As of March 31, 2006, the Company’s share of accumulated unrecorded losses from the Joint Venture was $14,475,400.

The Manager reported that the Joint Venture achieved a net profit of approximately $5.6 million for the three months ended March 31, 2006 as compared to a net profit of $2.0 million for the corresponding period in 2005. The increase in net profit in the 2006 period was primarily due to higher revenue from gold sales ($36.1 million vs $34.2 million), decreased production expenses ($15.7 million vs $17.7 million), and decreased depreciation, depletion, amortization and reclamation expenses ($6.0 million vs $7.2 million) offset in part by increased interest costs ($8.7 million vs $6.9 million) during the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hedge, sell forward or otherwise commit any asset on a contingency basis. We do not normally commit to multi-year contracts other than employment agreements and office space rental. Our Joint Venture, the Cripple Creek & Victor Gold Mining Company, in the course of normal business, periodically executes long term supply contracts to limit its exposure to various supply risks. The Joint Venture has not previously hedged or sold forward gold or other assets for the joint account.

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

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in alerting him in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Exchange Act.

Internal control over financial reporting

Internal control over financial reporting is defined as a process designed by or under the supervision of our Chief Executive Officer, who is also our Chief Financial Officer, and effected by our Board of Directors, through our Audit Committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect our transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We are not required to report management’s assessment of the effectiveness of our internal controls over financial reporting, and we have not undertaken the kind of review of such controls that would have been required if we were required to make such a report. We have planned and scheduled a review of our internal controls by an outside contractor which we expect will be completed by July 2006. However, in connection with our review of disclosure controls and procedures now in place, above, we have noted certain areas in our systems of internal control which, if left unresolved or unaddressed, could result in material deficiencies and weaknesses in our internal controls. These areas include, lack of segregation of duties due to limited personnel, limited capability due to the size of our Company to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, and lack of a formal budgeting process. Although we have not instituted new internal control processes related to these identified areas, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review, we are considering what appropriate remedial actions, if any, are necessary to improve our systems of internal controls. In conjunction with our outside audit for the year ended December 31, 2005, we determined that we had a significant deficiency in our accounts payable accruals at year end. The deficiency could have resulted in under accruals of approximately $18,000 at year end, which would have understated the net loss for the year by a comparable amount. Management has instituted a policy requiring review of subsequent period invoices to address this deficiency.

During the quarter ended March 31, 2006, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings. As previously reported, the Sierra Club and Mineral Policy Center filed two complaints (01-cv-02325-MSK-MEH and 01-cv-02307-MSK-MEH) in U.S. District Court for the District of Colorado against Cripple Creek & Victor Gold Mining Company (CC&V) and its joint venture partners, including the Company, alleging certain violations of the U.S. Clean Water Act (CWA).

The initial complaint was served on the Company on or about March 13, 2001. The Sierra Club and Mineral Policy Center served additional notices to the Company in letters dated June 29, 2001 and September 28, 2001 of their intent to sue for additional alleged violations of the CWA. Sierra Club and Mineral Policy Center filed a second complaint in the U.S. District Court for the District of Colorado alleging certain additional violations of the CWA and served notice on the Company on or about November 30, 2001.

U.S. District Judge Marcia Krieger ruled April 13, 2006 in favor of the Defendants and against the Plaintiffs on all claims. The court awarded the Defendants costs. The Company has not recorded a receivable for its court costs, approximately $130,000, and will not do so until the judge completes her review of all of the Defendants court cost submissions, rules on the submissions, and the time period for the litigants to appeal has expired.

ITEM 1A. Risk factors. There have been no material changes from the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 5. Other information. On May 11, 2006, pursuant to a court order issued by the District Court for the County of El Paso, Colorado, in accordance with C.R.S. § 7-90-313, the Company filed an amendment to its articles of incorporation to increase its authorized capital to 100,000,000 shares, effective June 15, 2004. The court order and the text of the articles of amendment are attached as Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006.

ITEM 6. Exhibits.

3.1. Articles of incorporation, as amended, effective June 15, 2004. [see SK 601(b)(3)(;)]

31.1. Rule 13a-14(a)/15d-14(a) Certification. (Sarbanes-Oxley Act Section 302 Certification Principal Executive Officer.)

31.2. Rule 13a-14(a)/15d-14(a) Certification. (Sarbanes-Oxley Act Section 302 Certification Principal Financial Officer.)

32.1. Section 1350 Certification.

32.2. Section 1350 Certification.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN CYCLE GOLD CORPORATION
(Registrant)

Date: May 15, 2006	/s/ R. Herbert Hampton
R. Herbert Hampton, President, Chief
Executive Officer, and Treasurer
(Principal Executive Officer, Principal
Financial Officer, and Principal Accounting
Officer)