Form 10-Q
period 2006-06-30
GOLDEN CYCLE GOLD CORP
filed 2006-08-14
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 0-11226

GOLDEN CYCLE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	84-0630963
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1515 South Tejon, Suite 201, Colorado Springs, Colorado	80906
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (719) 471-9013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐   Yes ☒   NO

Number of Shares outstanding at August 11, 2006:      9,744,250

Part I - FINANCIAL INFORMATION

Item 1.                            Financial Statements

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
BALANCE SHEETS

	June 30,	December 31,
Assets	2006	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$214,813	$167,169
Short-term investments	669,071	888,627
Interest receivable and other current assets	6,968	15,753
Prepaid insurance	4,241	24,827
Total current assets	895,093	1,096,376
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	10,064	10,064
Machinery and equipment	34,122	33,013
	66,868	65,759
Less accumulated depreciation	(39,729)	(37,224)
	27,139	28,535

Total assets	$922,232	$1,124,911

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$27,527	43,808
Total current liabilities	27,527	$43,808

Shareholders’ equity:
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 9,744,250 shares at June 30, 2006, 9,744,250 shares at December 31, 2005	7,499,429	7,499,429
Additional paid-in capital	2,728,273	1,927,736
Accumulated comprehensive loss - foreign currency translation adjustment	(31,511)	(31,511)
Accumulated deficit	(9,301,486)	(8,314,551)
Total shareholders’ equity	894,705	1,081,103
Total liabilities and shareholders’ equity	$922,232	$1,124,911

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE AND SIX MONTHS ENDED
June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Distribution from mining joint venture in excess of carrying value	$—	$—	$250,000	$250,000

Expenses:
General and administrative (1)	1,070,430	148,627	1,276,688	244,648
Depreciation expense	1,251	1,252	2,505	2,505
Exploration expense	—	14,687	2,245	28,528
	1,071,681	164,566	1,281,438	275,681

Operating loss	(1,071,681)	(164,566)	(1,031,438)	(25,681)

Other income
Interest and other income	8,466	10,061	17,192	17,662
Gold bullion mark-up to market	9,579	—	27,311	—
	18,045	10,061	44,503	17,662
Net loss	$(1,053,636)	$(154,505)	$(986,935)	$(8,019)

Basic and diluted loss per share	$(0.11)	$(0.02)	$(0.10)	$(0.00)

Basic and diluted weighted average common shares outstanding	9,744,250	9,744,250	9,744,250	9,731,819

ACCUMULATED DEFICIT:

Beginning of period	$(8,247,850)	$(7,566,040)	$(8,314,551)	$(7,712,526)

Net loss	(1,053,636)	(154,505)	(986,935)	(8,019)

End of period	$(9,301,486)	$(7,720,545)	$(9,301,486)	(7,720,545)

(1)             Includes stock-based compensation expense as follows:

General and administrative:	$791,597	—	$791,597	—

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED
June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(986,935)	$(8,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,505	2,505
Increase in market value of gold asset	(27,311)	—
Non-cash stock based compensation expense	791,597	—
Decrease (increase) in interest receivable and other current assets	8,785	(23,052)
Decrease (increase) in prepaid insurance	20,586	(447)
Decrease in accounts payable and accrued liabilities	(7,341)	(39,004)
Net cash used inoperating activities	(198,114)	(68,017)

Cash flows from investing activities:
Decrease (increase) in short-term investments, net	246,867	(287,327)
Purchase of equipment	(1,109)	(1,104)
Net cash provided by (used in)investing activities	245,758	(288,431)

Cash flows provided by financing activities:
Proceeds from exercise of stock options	—	93,112
Net cash provided by financing activities	—	93,112

Net increase (decrease) in cash and cash equivalents	47,644	(263,336)

Cash and cash equivalents, beginning of period	167,169	457,000

Cash and cash equivalents, end of period	$214,813	$193,664

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

(2)   INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the “Joint Venture”) on the equity method.  During 1992, the Company’s investment balance in the Joint Venture was reduced to zero.  Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not currently required to finance the Joint Venture’s operating losses or capital expenditures.  Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.  As of June 30, 2006, the Company’s share of accumulated unrecorded losses from the Joint Venture was $12,693,000.

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

(3)   EARNINGS PER SHARE

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period.  On a weighted average basis there were 419,341 shares and 402,265 shares of dilutive securities outstanding during the six months ended June 30, 2006, respectively, which were not reported in loss per share as they would be anti-dilutive.  For the same three and six month periods of 2005 there were 326,667 and 319,530 shares of dilutive securities outstanding which were not reported in loss per share as they also would be anti-dilutive.

(4)   STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), on January 1, 2006.  Prior to adoption of SFAS 123R, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, no compensation expense was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective method.  Under this method, compensation cost recognized in the three and six months ended June 30, 2006 includes: a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The results for prior periods have not been restated.

The adoption of SFAS 123R increased the Company’s net loss for the three and six months ended June 30, 2006 by $791,597.  This expense increased the basic and diluted loss per share by $0.08 for the three and six months ended June 30, 2006.  The Company did not recognize a tax benefit from stock-based compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The following illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior comparable period.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported net income	$(154,505)	$(8,019)
Stock-based employee compensation under the fair value based method prior to adoption of SFAS 123R, net of related tax effects	(244,360)	(244,360)
Pro forma net income	$(398,865)	$(252,379)
Loss per share:
Basic - as reported	$(0.02)	$0.00
Basic - pro forma	(0.04)	(0.03)
Diluted - as reported	(0.02)	0.00
Diluted - pro forma	(0.04)	(0.03)

The Company recognized compensation expense of $791,597 for the six months ended June 30, 2006 for employee stock options that prior to January 1, 2006 would not have been recognized under APB 25.

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
Number of shares under option:
Outstanding at January 1, 2006	385,000	$2.13
Granted	125,000	8.50
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2006	510,000	$3.69	7.3	$2,261.688
Exercisable at June 30, 2006	510,000	$3.69	7.3	$2,261,688

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of June 30, 2006, there are no unvested stock options outstanding.  As of June 30, 2006, there was no unrecognized compensation expense related to unvested stock options.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options.  The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended June 30,
	2006	2005

Weighted average fair value at date of grant for options granted during the period	$791,597	$244,360
Risk-free interest rates	5.03%	4.05%
Expected stock price volatility	61%	70%
Expected dividend yield	0	0

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

Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants.  AngloGold (the “Manager”) reported that Initial Loans, payable to AngloGold, of approximately $353 million were outstanding at June 30, 2006.  Under the Agreement as amended, the Joint Venture has not distributed any Net Proceeds.  Based on the amount of Initial Loans payable to the Manager, management of the Company believes that, absent a significant and sustained increase in the prevailing market prices for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

 Liquidity and Capital Resources

Cash used in operations was approximately $198,000 in the six months ended June 30, 2006 compared to cash used in operations of approximately $68,000 during the same period in 2005.  The primary reason for the approximately $130,000 increase in cash used in operations in the 2006 period compared to the 2005 period was an increase in operating loss during the 2006 period, primarily consisting of increased legal fees.

The Company’s working capital was approximately $868,000 at June 30, 2006 compared to $1,053,000 at December 31, 2005.  Working capital decreased by approximately $185,000 at June 30, 2006 compared to December 31, 2005.  The decrease in working capital at June 30, 2006 was due to increased general and administrative expenses during the 2006 period, primarily consisting of legal expenses of approximately $86,000 expended in the successful defense of a law suit brought by the Sierra Club and the Mineral Policy Center under the Clean Water Act, and $123,000 in legal and due diligence costs related to a business combination initiative which was ultimately terminated in July 2006.

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

It is possible that the Company will elect to continue the Illipah exploration program which will require additional capital.  There is no assurance that we will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable.  Furthermore, if we were to commence such operations, it is not presently known when or if a positive cash flow could be derived from the operations.  The Company is considering financing a portion of CC&V’s initial loan ($353 million at June 30, 2006).  The initial loan is currently 100% financed by AngloGold.  To finance a portion of CC&V’s initial loan corresponding to the Company’s equity (33%) in the Joint Venture, the Company would have to raise additional capital in some form of debt and/or equity issue.  There is no assurance the Company could raise these funds, or, if possible, obtain acceptable terms on the financing. Such financing would likely result in a substantial dilution of the Company’s current equity holders.

Results of Operations

The Company recorded net loss for the three months ended June 30, 2006, of approximately $1,054,000, compared to net loss of approximately $155,000 in the comparable 2005 period.  The increase in net loss for the three months ended June 30, 2006 compared with the corresponding period in 2005 was due primarily to increased attorneys’ fees and $791,597 in stock-based compensation recorded in accordance with the Company’s implementation of SFAS 123R (see Note 4 “STOCK-BASED COMPENSATION” for additional information) related to the issuance of stock options during the 2006 period.  The increased attorneys’ fees were primarily expended in defense of litigation brought by the Sierra Club and Mineral Policy Center, alleging numerous violations of the Clean Water Act by the Company, CC&V and various AngloGold entities.  The Court recently decided the case for the Company and the other defendants, and awarded the Company and the other defendants their court costs.  The Company has not recorded a receivable for its court costs, approximately $130,000, and will not do so until the judge completes her review of all of the defendants court cost submissions, rules on the submissions, and the time period for the litigants to appeal has expired.  The increased general and administrative expenses were mitigated in part by a second quarter $9,579 mark up to market of the 310 troy ounces of gold bullion the Company owns and reduced exploration expenditures during the 2006.

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

The Manager reported that the Joint Venture achieved net income of approximately $8.9 million for the three months ended June 30, 2006 as compared to a net income of $0.5 million for the corresponding period in 2005.  The increase in net income in the 2006 period was primarily due to higher revenue from gold sales ($40.5 million vs $30.6 million) and decreased production expenses ($15.8 million vs $16.2 million, offset in part by increased depreciation, depletion, amortization and reclamation expenses ($6.8 million vs $6.5 million) and increased interest costs ($8.8 million vs $7.3 million) during the period.  During the first six months of 2006, the Joint Venture achieved net income of $14.5 million compared to net income of $2.5 million during the first six months of 2005.

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

We are not required to report management’s assessment of the effectiveness of our internal controls over financial reporting, and we have not undertaken the kind of review of such controls that would have been required if we were required to make such a report.  An outside contractor is currently reviewing our internal controls.  We expect the review to be completed by September 2006.  However, in connection with our review of disclosure controls and procedures now in place, above, we have noted certain areas in our systems of internal control which, if left unresolved or unaddressed, could result in material deficiencies and weaknesses in our internal controls.  These areas include, lack of segregation of duties due to limited personnel, limited capability due to the size of our Company to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, and lack of a formal budgeting process. Although we have not instituted new internal control processes related to these identified areas, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review, we are considering what appropriate remedial actions, if any, are necessary to improve our systems of internal controls.  In conjunction with our outside audit for the year ended December 31, 2005, we determined that we had a significant deficiency in our accounts payable accruals at year end.  The deficiency could have resulted in under accruals of approximately $18,000 at year end, which would have understated the net loss for the year by a comparable amount.  Management has instituted a policy requiring review of subsequent period invoices to address this deficiency.

During the quarter ended June 30, 2006, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.  As previously reported, the Sierra Club and Mineral Policy Center filed two complaints (01-cv-02325-MSK-MEH and 01-cv-02307-MSK-MEH) in U.S. District Court for the District of Colorado against the Cripple Creek & Victor Gold Mining Company (CC&V), and other defendants, including the Company, alleging certain violations of the U.S. Clean Water Act (CWA).

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

GOLDEN CYCLE GOLD CORPORATION
(Registrant)

Date: August 11, 2006	/s/ R. Herbert Hampton
R. Herbert Hampton, President, Chief
Executive Officer, and Treasurer
(Principal Executive Officer, Principal
Financial Officer, and Principal Accounting
Officer)