Form 10-Q
period 2006-09-30
GOLDEN CYCLE GOLD CORP
filed 2006-11-14
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes   ☒  NO

Number of Shares outstanding at November 13, 2006:       9,744,250

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$98,920	$167,169
Short-term investments	666,950	888,627
Interest receivable and other current assets	7,817	15,753
Prepaid insurance	35,497	24,827
Total current assets	809,184	1,096,376
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	10,064	10,064
Machinery and equipment	34,123	33,013
	66,869	65,759
Less accumulated depreciation	(40,982)	(37,224)
	25,887	28,535

Total assets	$835,071	$1,124,911

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$18,240	$43,808
Total current liabilities	18,240	43,808
Shareholders’ equity:
Common stock, no par value, authorized 100,000,000 shares; issuedand outstanding 9,744,250 sharesat September 30, 2006 and December 31, 2005	7,499,429	7,499,429
Contributed capital	2,728,273	1,927,736
Accumulated comprehensive loss - foreign currency translation adjustment	(31,511)	(31,511)
Accumulated deficit	(9,379,360)	(8,314,551)
Total shareholders’ equity	816,831	1,081,103
Total liabilities and shareholders’ equity	$835,071	$1,124,911

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE AND NINE MONTHS ENDED

September 30, 2006 and 2005

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Distribution from mining joint venture in excess of carrying value	$—	$—	$250,000	$250,000
Other operating revenue	50,000	—	50,000
Total operating revenue	50,000	300,000	250,000
Expenses:
General and administrative (1)	125,459	133,050	1,402,147	377,697
Depreciation expense	1,252	1,252	3,757	3,758
Exploration expense	5,846	188,559	8,091	217,087
Total expenses	132,557	322,861	1,413,995	598,542
Operating loss	(82,557)	(322,861)	(1,113,995)	(348,542)
Other income
Interest and other income	7,039	9,820	24,231	27,482
Gold bullion mark to market	(2,356)	—	24,955	—
Total other income	4,683	9,820	49,186	27,482
Net loss	$(77,874)	$(313,041)	$(1,064,809)	$(321,060)

Basic loss per share	$(0.01)	$(0.03)	$(0.11)	$(0.03)

Basic weighted average common shares outstanding	9,744,250	9,744,250	9,744,250	9,736,008

Diluted loss per share	$(0.01)	$(0.03)	$(0.11)	$(0.03)

Diluted weighted average common shares outstanding	9,744,250	9,744,250	9,744,250	9,736,008

ACCUMULATED DEFICIT:
Beginning of period	$(9,301,486)	$(7,720,545)	$(8,314,551)	$(7,712,526)
Net loss	(77,874)	(313,041)	(1,064,809)	(321,060)
End of period	$(9,379,360)	$(8,033,586)	$(9,379,360)	$(8,033,586)

(1) Includes stock-based compensation expense as follows:
General and administrative:	—	—	$791,598	—

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

September 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(1,064,809)	$(321,060)
Adjustments to reconcile net income to netcash provided by operating activities:
Depreciation	3,757	3,758
Increase in market value of gold asset	(24,955)	—
Non-cash stock based compensationexpense	791,598	—
Non-cash compensation liability accrual reclassified to contributed capital	8,940	—
Increase in interest receivable, prepaidinsurance and other current assets	(2,734)	(16,619)
Decrease in accounts payableand accrued liabilities	(25,568)	(45,201)
Net cash used inoperating activities	(313,771)	(379,122)

Cash flows from investing activities:
Decrease (increase) in short-term investments, net	246,632	(38,897)
Purchase of equipment	(1,110)	(1,104)
Net cash provided by (used in) investing activities	245,522	(40,001)

Cash flows provided by financing activities:
Proceeds from exercise of stock options	—	93,112
Net cash provided by financing activities	—	93,112

Net decrease in cash and cash equivalents	(68,249)	(326,011)

Cash and cash equivalents, beginning of period	167,169	457,000

Cash and cash equivalents, end of period	$98,920	$130,989

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

(2)  INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the “Joint Venture”) on the equity method.  During 1992, the Company’s investment balance in the Joint Venture was reduced to zero.  Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not currently required to finance the Joint Venture’s operating losses or capital expenditures.  Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped and the Company receives cash distributions in excess of the Minimum Annual Payment.  As of September 30, 2006, the Company’s share of accumulated unrecorded losses from the Joint Venture was $10,836,000.

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

(3)  EARNINGS PER SHARE

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period.  On a weighted average basis there were 510,000 shares and 438,571 shares of dilutive securities outstanding during the three and nine months ended September 30, 2006, respectively, which were not reported in loss per share as they would be anti-dilutive.  For the same three and nine month periods of 2005 there were 385,000 and 341,593 shares of dilutive securities outstanding which were not reported in loss per share as they also would be anti-dilutive.

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

The Company adopted SFAS 123R using the modified prospective method.  Under this method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The results for prior periods have not been restated.

The adoption of SFAS 123R increased the Company’s net loss for the nine months ended September 30, 2006 by $791,598.  This expense increased the basic and diluted loss per share by $0.08 for the nine months ended September 30, 2006.  The Company did not issue stock options during the three months ended September 30, 2006, and did not therefore incur any associated expense.  The Company did not recognize a tax benefit from stock-based compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The following illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior comparable period:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Reported net income	$(313,041)	$(321,060)
Stock-based employee compensation under the fair value based method prior to adoption of SFAS 123R, net of related tax effects	—	(244,360)

Pro forma net income	$(313,041)	$(565,420)

Loss per share:
Basic - as reported	$(0.03)	$(0.03)
Basic - pro forma	(0.03)	(0.06)
Diluted - as reported	(0.03)	(0.03)
Diluted - pro forma	(0.03)	(0.06)

The Company recognized compensation expense of $791,598 for the nine months ended September 30, 2006 for employee stock options that prior to January 1, 2006 would not have been recognized under APB 25.

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
Number of shares under option:
Outstanding at January 1, 2006	385,000	$2.13
Granted	125,000	8.5
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2006	510,000	$3.69	7.06	$1,863,400
Exercisable at September 30, 2006	510,000	$3.69	7.06	$1,863,400

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of September 30, 2006, there are no unvested stock options outstanding.  As of September 30, 2006, there was no unrecognized compensation expense related to unvested stock options.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options.  The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine Months Ended
	September 30,
	2006	2005

Weighted average fair value at date of grant for options granted during the period	$791,598	$244,360

Risk-free interest rates	5.03%	4.05%
Expected stock price volatility	61.00%	70.00%
Expected dividend yield	0.00%	0.00%

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

Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants.  AngloGold (the “Manager”) reported that Initial Loans, payable to AngloGold, of approximately $349 million were outstanding at September 30, 2006.  Under the Agreement as amended, the Joint Venture has not distributed any Net Proceeds.  Based on the amount of Initial Loans payable to the Manager, management of the Company believes that, absent a significant and sustained increase in the prevailing market prices for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

The Company entered into an agreement (the “Agreement”) effective August 23, 2006, with Tornado Gold International Corp. (“Tornado”), pursuant to which Tornado acquired certain mining claims referred to as the Illipah claims.  Tornado paid the Company $50,000 upon execution of the Agreement.  Under the Agreement, Tornado is required to pay an additional $50,000 and 50,000 shares of Tornado common stock within ninety days of the date of the Agreement (November 22, 2006), an additional 100,000 shares of Tornado common stock within one hundred eighty days of the date of the Agreement, and an additional 200,000 shares of Tornado common stock one year after the date of the Agreement.  Upon execution of the Agreement, Tornado assumed the Company’s obligations in an underlying exploration and mining lease agreement on the claims, and grants to the Company a production royalty of two percent of net smelter returns on all rents and mineral production from the property.  Tornado has the option, exercisable at any time prior to commercial production on any of the Illipah claims, to reduce the Company’s production royalties from two percent to one percent by paying the Company, at the Company’s option, either $1 million, or its equivalent in gold bullion at the August 23, 2006 closing price of gold on the New York Commodity Exchange ($623.70 per troy ounce).  Tornado has also agreed to undertake an exploration program on the Illipah property and related area of interest, and incur exploration and development expenditures of at least $750,000 within two years, of which $250,000 must be expended during the first year of the Agreement.  Pursuant to the Agreement, the Company may reacquire the Illipah claims under certain circumstances, such as default by Tornado.

Liquidity and Capital Resources

Cash used in operations was approximately $314,000 in the nine months ended September 30, 2006 compared to cash used in operations of approximately $379,000 during the same period in 2005.  The primary reason for the approximately $65,000 decrease in cash used in operations in the 2006 period compared to the 2005 period was a decrease in operating loss during the 2006 period, excluding non-cash stock based compensation expense, primarily consisting of decreased exploration activity.

The Company’s working capital was approximately $791,000 at September 30, 2006 compared to $1,053,000 at December 31, 2005.  Working capital decreased by approximately $262,000 at September 30, 2006 compared to December 31, 2005.  The decrease in working capital at September 30, 2006 was due primarily to increased legal expenses of approximately $86,000 expended in the successful defense of a law suit brought by the Sierra Club and the Mineral Policy Center under the Clean Water Act, and $160,000 in legal and due diligence costs related to a business combination initiative which was ultimately terminated in July 2006.

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

Results of Operations

The Company recorded net loss for the three months ended September 30, 2006, of approximately $78,000, compared to net loss of approximately $313,000 in the comparable 2005 period.  The decrease in net loss for the three months ended September 30, 2006 compared with the corresponding period in 2005 was due primarily to decreased exploration expenses during the 2006 period and increased operating revenue during the 2006 period consisting of the receipt of a $50,000 initial payment in conjunction with the sale of the Company’s Illipah, NV gold prospect.

The Company recorded net loss for the nine months ended September 30, 2006, of approximately $1,065,000, compared to net loss of approximately $321,000 in the comparable 2005 period.  The increase in net loss for the nine months ended September 30, 2006 compared with the corresponding period in 2005 was due primarily to increased attorneys’ fees during the 2006 period, and $791,598 in stock-based compensation recorded in accordance with the Company’s implementation of SFAS 123R (see Note 4) “STOCK-BASED COMPENSATION” for additional information) related to the issuance of stock options during the 2006 period.  The increased attorneys’ fees were primarily expended in defense of litigation brought by the Sierra Club and Mineral Policy Center, alleging numerous violations of the Clean Water Act by the Company, CC&V and various AngloGold entities.  The Court recently decided the case for the Company and the other defendants, and awarded the Company and the other defendants their court costs.  The Company has not recorded a receivable for its court costs, approximately $130,000, and will not do so until the judge completes her review of all of the defendants court cost submissions, rules on the submissions, and the time period for the litigants to appeal has expired.  The increased general and administrative expenses were mitigated in part by a $25,000 net mark up to market of the 310 troy ounces of gold bullion the Company owns, $50,000 cash received as an initial payment on the sale of the Company’s Illipah, Nevada gold prospect, and reduced exploration expenditures during the 2006 period.

The Company accounts for its investment in the Joint Venture on the equity method.  During 1992, the Company’s investment balance in the Joint Venture was reduced to zero.  Joint Venture distributions in excess of the investment carrying value are recorded as income as received, as the Company is not required to finance the Joint Venture’s operating losses or capital expenditures.  Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped and the Company receives cash distributions in excess of the Minimum Annual Distribution.

CC&V reported Joint Venture net income of approximately $9.3 million for the three months ended September 30, 2006 as compared to a net income of $3.1 million for the corresponding period in 2005.  The increase in net income in the 2006 period was primarily due to decreased production expenses ($16.7 million vs. $21.3 million and decreased non-cash depreciation, depletion, amortization and reclamation expenses ($5.8 million vs. $8.7 million), offset in part by increased interest costs ($8.7 million vs. $7.5 million) during the period.  During the first nine months of 2006, the Joint Venture achieved net income of $23.8 million compared to net income of $5.6 million during the first nine months of 2005.

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

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that as of the Evaluation Date, our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) were effective in alerting him in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Exchange Act.

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

We are not required to report management’s assessment of the effectiveness of our internal controls over financial reporting, and we have not undertaken the kind of review of such controls that would have been required if we were required to make such a report.  We have engaged an outside contractor to review and document our internal controls.  The contractor has submitted its preliminary conclusions to management and expects to complete its review during first quarter 2007.  We delayed completion of the review due to consideration of a business combination proposal and now expect to complete the review during first quarter 2007.  However, in connection with our review of disclosure controls and procedures now in place, above, we have noted certain areas in our systems of internal control which, if left unresolved or unaddressed, could result in material deficiencies and weaknesses in our internal controls.  These areas include lack of segregation of duties due to limited personnel, limited capability due to the size of the Company to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, and lack of a formal budgeting process. Although we have not yet instituted new internal control processes related to these identified areas, we are considering what appropriate remedial actions, if any, are necessary to improve our systems of internal controls.  In conjunction with our outside audit for the year ended December 31, 2005, we determined that we had a significant deficiency in our accounts payable accruals at year end.  The deficiency, if it had been left uncorrected, could have resulted in under accruals of approximately $18,000 at year end, which would have understated the net loss for the year by a comparable amount.  Management has instituted a policy requiring review of subsequent period invoices to address this deficiency.

During the quarter ended September 30, 2006, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.  Exhibits.

2.1 Letter Agreement dated August 23, 2006, between Golden Cycle Gold Corporation and Tornado Gold International Corporation (incorporated by reference to Exhibit 2.1 filed as part of the Current Report on Form 8-K filed by Golden Cycle Gold Corporation on August 29, 2006)

31.1. Rule 13a-14(a)/15d-14(a) Certification.  (Sarbanes-Oxley Act Section 302 Certification Principal Executive Officer.)

31.2. Rule 13a-14(a)/15d-14(a) Certification.  (Sarbanes-Oxley Act Section 302 Certification Principal Financial Officer.)

32.1. Section 1350 Certification.

32.2. Section 1350 Certification.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN CYCLE GOLD CORPORATION
(Registrant)

Date: November 13, 2006	/s/ R. Herbert Hampton
R. Herbert Hampton, President, Chief
Executive Officer, and Treasurer
(Principal Executive Officer, Principal
Financial Officer, and Principal Accounting
Officer)