Form 10-K
period 2006-12-31
GOLDEN CYCLE GOLD CORP
filed 2007-04-02
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                        ..

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $47,720,240.

The number of shares of the Registrant’s Common Stock outstanding as of March 23, 2007 was 9,744,250.

DOCUMENTS  INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement in connection with its Annual Meeting to be held in June 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.  The Company’s Proxy Statement will be filed within 120 days after December 31, 2006.

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

As of December 31, 2006, the Company had 2 employees.

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

The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the “Initial Loans”) to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions.  Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers.  The audited Joint Venture financial statements reported that as of December 31, 2006, the Joint Venture had $333.8 million in Initial Loans payable to AngloGold.  After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

The Joint Venture recorded net income of $38.4 million for the year ended December 31, 2006 compared to net income of $9.5 million and $7.7 million for the years ended December 31, 2005 and December 31, 2004, respectively.  There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period.  The ability of the Joint Venture to sustain profitability is dependent upon a number of factors beyond the control of the Joint Venture, including without limitation, the market price of gold, which is volatile and subject to speculative movement, and the extent of mineralization in the area controlled by the Joint Venture and the efficiency of its mining operations.

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

2006 Operational Highlights

As the Joint Venture’s Manager, AngloGold provides the Company with detailed information on the activities and operations of the Joint Venture.  The following description of the Joint Venture’s operation is derived from reports made available by the Manager, upon whom reliance is placed.

Production

The 2006 Joint Venture gold production was 283,486 troy ounces compared to 329,625 troy ounces of gold produced during 2005.  CC&V experienced a prolonged drought over the fourteen months leading into June 2006.  The drought caused reduced pregnant pond levels within Valley Leach Facility (“VLF”), which caused CC&V to reduce the flow rates through the gold recovery circuit, which in turn resulted in reduced fluid movement through the leach facility, and ultimately reduced daily gold recoveries.  In recent months the leach facility has received precipitation at more normal rates.  The precipitation has worked its way into the leach facility and recovery systems, which combined with CC&V’s addition of significant quantities of water to the barren solution raised pond levels to normal and permitted CC&V to restore solution flow levels to planned flows of 14,000 gallons per minute.  The increased flows through the leach facility have increased daily gold recoveries from a June 2006 low of 580 troy ounces per day to approximately 900 troy ounces per day during December 2006.

CC&V has had improved success in its mining operations in the past few months.  Higher grade ores were mined in the upper benches of the South Cresson and the third and final mining area in the southern portion of the East Cresson.  This success translated into higher than planned recoverable ounce placement on the VLF during the following recent months:  June 2006, 35,302 troy ounces (109% of plan); July 2006, 39,541 troy ounces (133% of plan); August 2006, 37,075 troy ounces (152% of plan); September 2006, 36,499 troy ounces (112% of plan); October 2006, 29,119 troy ounces (115% of plan); and November 2006, 28,723 troy ounces (119% of plan) and December 2006; 26,285 (103% of plan).  The mining and crushing operations are performing at a 22 million ore ton per year pace in spite of numerous truck and shovel maintenance challenges.  Variable mining costs continue to escalate, in part due to increased mining volumes; however mine personnel are aggressively seeking to manage costs to minimize the impact upon cost per ounce.

As of December 31, 2006, the inventory of recoverable gold within the VLF is estimated to be 551,340 troy ounces.  Management believes the increased inventory of gold within the leach facility is primarily caused by three factors: what we perceive to be a normal inventory increase related to the growth of the VLF in size, the reduced number of gold ounces produced from the leach facility in the earlier months of the year due to reduced fluid flows, and the increased recoverable gold ounces placed, discussed above.  Management believes this inventory may continue to increase, although not as rapidly as it has during 2006, until ore ceases to be loaded on the VLF and CC&V begins the final leaching stages of the leach facility, which is expected to take several years.

CC&V appears to have overcome its truck capacity problems, chiefly through improved maintenance.  CC&V mined 59.2 million tons of material during the year, including 22.4 million tons of ore, 1 million tons of run-of-mine ore (ore which was sufficiently fine after blasting and mining and therefore not sent through the crusher circuit) and 35.8 million tons of waste.  CC&V also moved 1 million tons of stockpiled ore to the crusher for a total of 53.9 million tons moved.

The crushing facility operated at above plant design capacity (20 million tons/year) during the year, crushing 23.0 million tons during the year.  Ore placed on the valley leach facility averaged 0.024 contained troy ounces per ton, containing an estimated 570,792 troy ounces of gold (an estimated 383,697 recoverable ounces of gold).

Revenue and Costs

During 2006, the Joint Venture sold 286,637 troy ounces of gold at an average price of $603 per ounce producing total gold sale revenues of approximately $172.8 million.  The Joint Venture cash production costs for 2006 were approximately $246 per troy ounce compared to $232 per troy ounce during 2005 and a budget of $240 per troy ounce.  The main reason for the higher cost per ounce in 2006 compared to the budgeted cost per ounce was the decrease in troy ounces of gold produced in 2006.  The Joint Venture had total operating costs of $98.3 million, including depreciation, depletion and amortization (DD&A) expenses of $26.5 million and accretion expense of $1.4 million for the year.  This compares to $106.9 million, $30.1 million and $1.1 million for the year ended 2005.

Interest expense on the Initial Loans was approximately $34.4 million ($29.2 and $23.8 million in the years 2005 and 2004 respectively).  The Company received the Minimum Annual Distribution of $250,000 which will be recouped from future shares of Net Proceeds to the Company.

Ore Reserves and Non-reserve Mineralization

The Joint Venture focused on development, exploration and engineering feasibility work concerning future operations.  The main objective of CC&V’s continuing exploration program for 2006 was to expand information on the gold mineralization in two areas of the Wild Horse Extension, area with particular emphasis on metallurgical data, and to further increase the drill information available within areas which have previously indicated existing mineralization.

CC&V currently controls over 85% of the patented claims within the district and 100% of the land within the year-end 2006 Total Mineral Resource.  All gold ore reserves and mineral resources are stated at 100% ownership basis, although portions of the ore reserves are subject to third party royalties which vary according to individual agreements with the underlying property owner.

Each year CC&V models its gold ore reserves to incorporate the results of its exploration program, new geologic information, revised metallurgical recoveries, revised gold price, new geotechnical data, new pit designs, new operating costs and/or allowances for 2006 depletion.  All ore reserves for 2006 were modeled using a $550 gold price, an increase from the $400 gold price used to model the reserves shown for 2005.  The cutoff grade for reserves remained unchanged from 2005 at a recoverable cutoff of 0.007 ounces per ton.

The year end district wide central drill hole database contains 8,496 drill holes (6% core and 94% reverse circulation rotary) with a total footage of 4,757,499 feet.  Samples are collected from the reverse circulation drills at five foot intervals and split with a rotary, wet splitter.  Coarse exploration drill samples are collected as two splits.  One split (analytical sample) is sent for analysis, and the second split is kept as a coarse replicate (metallurgical sample).  Individual samples are dried, split into one 300 gram sample, pulverized to 95% minus 150 mesh, blended and fire assayed (FA) using a one assay-ton charge.  Prior to 1996, all samples greater than 0.010 opt FA were also analyzed for cyanide soluble gold using a shake leach method (SL).  Commencing 1996, all samples are analyzed using both FA and SL assay methods.  The procedure for collecting drill samples within and adjacent to the existing reserve pits was modified in 2003 to collecting samples on ten foot intervals to minimize costs without losing any critical data.  In 2005, the central drill database was audited by Barnes Engineering Services, Inc.  Any material errors or other issues identified were corrected prior to the start of 2005 ore reserve modeling.

Resource shells were changed to a $650 Lerchs-Grossman envelope around the reserve pits for 2006 resource estimates from the $475 price of gold used in 2005 ore resource estimates.  The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (Independent Mining Consultants, Inc., Mine Reserve Associates, Inc., Mineral Resource Development Associates, Inc., and Mine Development Associates, Inc.) over previous years, and conform to industry standards.  The ore reserves are shown on the table below:

Cripple Creek & Victor Gold Mining District

Unaudited CC&V Ore Reserve Estimate as of December 31, 2006*

	Ore	Gold	Contained	Estimated	Estimated
	Tons	Ounces	Gold	Recovery	Recoverable
	(000’S)	Per Ton	Ounces	(Percent)	Ounces **
Proven	102,995	0.027	2,797,639	60.96%	1,705,496
Probable	39,237	0.027	1,044,836	59.76%	624,347
Total Reserves, 2006	142,232	0.027	3,842,475	60.63%	2,329,843

Change from 2005	10,918		539,040		271,831

Unaudited CC&V Ore Reserve Estimate as of December 31, 2005*

	Ore	Gold	Contained	Estimated	Estimated
	Tons	Ounces	Gold	Recovery	Recoverable
	(000’S)	Per Ton	Ounces	(Percent)	Ounces **
Proven	96,313	0.025	2,423,049	63.13%	1,529,684
Probable	35,001	0.025	880,386	60.01%	528,328

Total Reserves, 2005	131,314	0.025	3,303,435	62.30%	2,058,012

Note:  The tonnage is shown in short tons.

*    These gold reserve figures were estimated based on a $550 per troy ounce gold price for all district deposits for the 2006 estimates and a $400 per troy ounce gold price for the 2005 estimates, and are subject to various royalties.  There can be no assurance, however, that the Joint Venture can earn a profit when the market price of gold equals or exceeds the gold price used in estimating those reserves.

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

The increase in the December 31, 2006 ore reserves (an estimated 539,040 contained troy ounces of gold, with an estimated 271,831 recoverable troy ounces of gold) is primarily a result of higher gold bullion prices and additional exploration drill results used in the 2006 ore reserve model.

The focus of the Joint Venture’s 2007 exploration program is to expand existing ore reserves, particularly in the west high wall of the East Cresson mine, and develop additional metallurgical information in mineral resource areas to enable it to change the classification of a portion of its non-reserve mineral resources to mineral reserve ounces of gold.  It expects to achieve this goal through additional infill drilling, geotech and metallurgical drilling and studies and mining studies.  Further, the Joint Venture is conducting exploration drilling in additional areas on a widely- spaced drill hole basis with the objective of defining a mineral resource in the area.

The dominant trend our industry has been facing is increasing gold prices.  The increasing gold price trend has been interrupted periodically by corrections of varying magnitude.  It appears to management that the various national and international economic trends such as increasing demand for gold, decreasing mine production of gold, weakness in the US dollar and instability in various countries around the world will continue for the immediate future.  Management believes the long term trend of increasing gold prices will continue to favorably impact the economics of its Joint Venture’s operations.  The industry has been impacted by increasing costs such as diesel and natural gas fuels.  Management expects continued cost pressures over time.

Environmental Reclamation

CC&V has developed an effective environmental protection and reclamation plan for this high-altitude, semiarid, cold-weather, year-round leaching environment.  Reclamation has continued since 1992 to support post mining land use for wildlife, including elk.  Further, CC&V completed its voluntary reclamation of the Portland surface mine during 2005.  The Joint Venture has secured financial warranties of approximately $45 million to insure its success in completing the final reclamation of the entire property.  Ongoing compliance with federal and state regulations includes seismic, fugitive dust, and noise monitoring for the operation’s meeting applicable standards for ground and surface water; monitoring rain and snow fall, water and air emissions.

Employment

AngloGold provides the work force required by the Joint Venture, which has no employees.  AngloGold employment related to the Joint Venture increased to 327 at December 31, 2006, from 307 at December 31, 2005.

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

Distribution of Proceeds and Other Financial Aspects

The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 2007.  Subsequent payments of the same amount are scheduled to be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining.  The payments made on January

15, 1994 and subsequent annual payments of $250,000 constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of net proceeds.  After recovery by the Manager of these advances, if the Company’s share (20% in the Initial Phase) of Net Proceeds exceeds the applicable Minimum Annual Distribution after recouping any advanced distributions, the larger amount will be distributed to the Company.  The Joint Venture recorded net income of $38.4 million for the year ended December 31, 2006.

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

As a result of the reduction of the Joint Venture investment carrying value to zero during 1992, the Company has not recorded its share of the Joint Venture net income for the 2006 period, $7.7 million, nor its share of the Joint Venture’s net income of $1,892,000 for the 2005 period, $1,538,400 for the 2004 period or its share of the Joint Venture’s net loss of $93,800 for the 2003 period.  The Company will not record its share of any future Joint Venture net income unless and until the balance of the Company’s accumulated unrecorded losses from the Joint Venture ($7,910,000 as of December 31, 2006) are recovered.

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

First Supplemental Agreement to the BGA

Phase I of the exploration effort on the five Sagittarius Alpha Realty (“SAR”) claims was completed in May 1998.  This effort consisted of geological mapping, grid soil sampling and analysis, and stream sediment and water analysis.  This work indicates the presence of sizable areas interpreted to be anomalous gold concentrations.  These must be further tested through trenching, tunneling and drilling to properly evaluate the gold potential.  The Phase II exploration could not be carried out as the old leased claims have not as of this date been awarded a Mineral Production Sharing Agreement (“MPSA”) as required by the 1995 Philippine Mining Law. Thus, all work on this project has been placed on a standby basis until the MPSA is awarded to Benguet, as claim owner.  Benguet has not applied for an MPSA as of March 2007.  The Company expects to expend approximately $6,000 during 2007 to maintain GCPI on a standby status.

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

The Table Top claim group consists of 38 wholly owned Federal mineral claims, controlled by the Bureau of Land Management (“BLM”), and lies within the Basin and Range province of north-central Nevada, which over the past forty years has become one of the world’s premier gold producing regions.  The Table Top claims are subject to an Exploration Right with Option to Purchase agreement requiring the Company to pay the annual assessment fees to the BLM and Humboldt County and five percent of all expenditures on the property up to a maximum amount of $500,000 to Mr. Wendt, from whom the claims were originally purchased.  At present, the Company has paid Mr. Wendt approximately $7,500.  The Table Top property can be interpreted to lie within the “Midas” gold bearing zone striking northeast across Nevada, and also as a part of a north-south trend containing the Sleeper Mine, Sandman, Florida Canyon, Rochester and Relief Canyon.  The property is located ten miles west of Winnemucca, Nevada.

The Table Top claims cover brecciated and silicified sediment that is poorly exposed and has only been unsystematically explored and partially drill tested in the past.  The key gold mineralized feature on the property is a hydrothermal breccia, which contains anomalous gold, arsenic, antimony and mercury.  Goldfields Mining Corporation first staked the Table Top property in 1986 while conducting surface exploration for an open pit type operation.  A limited rock chip sampling and reverse circulation drilling program indicated the presence of a gold mineralized system.

The Table Top claims do not have a readily available source of power, contain no known mineral reserve or resource, and are exploratory in nature.  The Company’s intended exploration target will be the discovery of a high grade mineralized gold vein system at depth, to be developed by a phased exploration program.  The Company does not anticipate additional exploration activity on this property during 2007.

Illipah

The Company entered into an agreement, effective August 23, 2006, with Tornado Gold International Corporation (TOGI-Q) (“Tornado”) pursuant to which Tornado acquired certain mining claims referred to as the Illipah claims.  Tornado paid the Company US$50,000 upon execution of the agreement.  Under the agreement Tornado paid the Company an additional US$50,000 and 50,000 shares of Tornado common stock which was due within ninety days of the date of the agreement, and an additional 100,000 shares of Tornado common stock which was due within one hundred eighty days of the date of the agreement.  An additional 200,000 shares of Tornado common stock is due to be paid to the Company within one year of the signing of the agreement (due August 23, 2007).  Upon execution of the agreement, Tornado assumed Golden Cycle’s obligations in an underlying exploration and mining lease agreement on the claims, and granted to Golden Cycle a production royalty of two percent of net smelter returns on all rents and mineral production from the property.  Tornado has the option, exercisable at any time prior to commercial production on any of the Illipah claims, to reduce Golden Cycle production royalties from two percent to one percent by paying Golden Cycle, at Golden Cycle’s option, either US$1 million, or its equivalent in gold bullion at the August 23, 2006 closing price of gold on the New York Commodity Exchange.  Tornado also agreed to undertake an exploration program on the Illipah property and related area of interest, and incur exploration and development expenditures of at US$750,000 within two years, of which US$250,000 must be expended during the first year of the agreement.  In the event of a default under the agreement by Tornado, Golden Cycle may reacquire the Illipah claims under certain circumstances, such as default by Tornado.

The Illipah project area can be reached by car from Ely, Nevada.  From Ely travel west on US Highway 50 for approximately 33 miles.  You will pass the turnoff for Illipah Reservoir to your left.  Continue west on US Highway 50 for another 5 miles.  Turn right, to the north on a gravel road.  There is a stop sign at this intersection.  Travel north for 6 miles to the project site, see adjacent map.

This gold project is situated in eastern Nevada at the southern extension of the Carlin Trend that contains the largest accumulation of gold deposits in North America.  The Illipah claims consist of 191 unpatented Federal BLM lode mining claims (approximately 3,800 acres) over a six-mile strike length that contains favorable stratigraphic and structural environments for the discovery of a significant gold deposit.  The property is subject to advance royalty payments and a 2% Net Smelter Return (“NSR”) royalty on all mineral production.  An NSR is a royalty, usually a percent, of smelter production less certain allowable costs such as smelting and transportation to the smelter.  The NSR royalty is reduced to 1% if $2,000,000 in advance royalties is paid.

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

The Illipah claims contain no known mineral reserve or resource and are exploratory in nature.  Past exploration on the property largely focused on its near surface mineral potential, though some deeper exploration drilling was completed by two companies.  The Company used generator power for its 2005 exploration program.  Power is available just outside the property’s boundary should Tornado or the Company elect to pay the cost to bring it on to the property for future operations.

Colorado

The Company’s continuing exploration effort in the Company’s home state of Colorado was largely placed on hold during 2005 and 2006 while the Company focused on its exploration priority at that time, the Illipah exploration project until Tornado acquired the Illipah claims.  The Company has developed a geologic concept indicating the possibility of an exploration target which meets the Company’s criterion in southwest Colorado.  During 2007, the Company plans to complete a regional study of the target area, including satellite imagery which it began in 2004, with the objective of narrowing the target area.

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

In addition, as of December 31, 2006, CC&V had posted a bond of approximately $45 million with the Colorado Mined Land Reclamation Board to secure reclamation of mining disturbances arising from the CC&V Joint Venture’s mining activities, and will likely be required to post additional sums to accommodate further mining at the Cresson site.

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

We have entered into an agreement with a Philippine mining company, Benquet Corporation. The operating agreement stipulates that our Philippine subsidiary, Golden Cycle Philippines, Inc., would manage the exploration, development and/or mining of certain designated properties in the Philippines. We have never before engaged in mining activities in the Philippines. Moreover, since our inception in 1972, we have never served as manager of any mining project in the United States or any foreign country. Consequently, we will, in connection with activities in the Philippines, be subject to the risks and uncertainties inherent in any new business enterprise, such as the ability to hire and retain qualified personnel and to raise sufficient capital.  Further, we may also be subject to certain risks of doing business in foreign countries, such as political instability, unfamiliarity with local laws, and currency exchange risk.  Currently all the activities of the Philippines subsidiary are on hold pending approval of a Mineral Production Sharing Agreement by the Philippine government.  The Company wrote off the remaining value of its investment in the Philippine subsidiary during 2006.  If opportunities to economically pursue activities in the Philippines are available, and if we elect to pursue them, additional capital may be required.  There is no assurance that we will be able to obtain the additional capital, if required, or that such capital would be available to us on terms which would be acceptable.

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

Our participation in CC&V constitutes our primary business. Gold production at CC&V accounted for all of our total gold production in fiscal years ended December 31, 2006 and December 31, 2005. Substantially all of our revenues and cash flow are derived from this gold production. Our results of operations, cash flow, and financial condition could be materially adversely affected if production at the Cresson mine is disrupted due to labor interruptions, technical problems, or environmental factors, such as seismic events, or other unforeseeable events.

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

CC&V has had a history of losses prior to 2004.  Because CC&V’s profitability depends on the price of gold, it may incur losses again in the future.

During fiscal years ended December 31, 2006, 2005, and 2004 the CC&V Joint Venture recorded net income of $38.4 million, $9.460 million, and $7.692 million respectively.  However, in previous years, CC&V incurred substantial losses during each year of operation except 1996.  There is no assurance that CC&V will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of CC&V to operate on a profitable basis depends, to a large degree, on the market price for gold. The market price of gold is volatile, subject to speculative movement and is affected by numerous factors beyond our control, including international, economic and political conditions, levels of supply and demand, the inventory levels maintained by gold producers and others and, to a lesser degree, inventory carrying costs (primarily interest charges) and international exchange rates. Whether gold prices will maintain a level that will enable CC&V to operate profitability on a continuing basis cannot be assured.

It is unlikely that we will receive net proceeds from CC&V in the foreseeable future.

Based on the amount of the Initial Loans payable by CC&V to AngloGold ($333.8 million as of December 31, 2006) which must be repaid prior to the distribution of any net proceeds to us, and the amount of income which the Joint Venture can reasonably be expected to generate over the next several years, we believe that, absent a significant and sustained increase in the price of gold and an improvement in the efficiency of the operations of the Joint Venture, it is unlikely that we will receive more than the minimum annual distributions from CC&V for the foreseeable future based on the current terms of the Joint Venture agreement. Therefore, even if CC&V achieves profitability for a sustained period, it is unlikely that this would have any impact on our cash flow for the foreseeable future.

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

From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States.  It is estimated that approximately 21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation.  The Joint Venture, including a number of Joint Venture partners, has added about 3.1 million troy ounces of gold production to this total during the period 1985 through 2006.  The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle.  Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts and workings are unsuitable for current operation without substantial rehabilitation.  The Joint Venture is not currently and does not anticipate, operating underground.

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

ITEM 3.  LEGAL PROCEEDINGS

As previously reported, the United States District Court for the District of Colorado ruled on April 13, 2006, against the plaintiffs and for the defendants, including the Company and Cripple Creek & Victor Gold Company (“CC&V”), our Joint Venture, on all causes of action asserted in two law suits consolidated for trial, in which the Sierra Club and Mineral Policy Center filed complaints against CC&V and its Joint Venture partners including the Company, alleging certain violations of the U.S. Clean Water Act.  The Court also allowed the defendants to apply for an award of their attorneys’ fees and costs.  The defendants did so and, notwithstanding the plaintiffs’ objections thereto, the Court ruled on December 20, 2006 that the defendants are entitled to recover such fees and costs incurred after November 16, 2005, the date when it became clear to the Court that the plaintiffs’ “dogged pursuit of factually unsupported claims” was unreasonable.  The plaintiffs have appealed the Court’s judgment dismissing the consolidated cases and from its award to each defendant of approximately one-fifth of its attorneys’ fees incurred over the last six years.  Whether such an appeal will be successful in whole or in part cannot be predicted at this early juncture.

The first ten Causes of Action in the first of these two cases, Civil Action No. 00-MK-2325, alleged unpermitted discharges of pollutants into Fourmile Creek and from the Roosevelt Tunnel into Cripple Creek, and discharges of pollutants exceeding permitted amounts from the Carlton Tunnel and Arequa Gulch outfalls.  The eleventh and twelfth causes of action in that case concerned a discharge permit issued by the Colorado Water Quality Control Division in 1996 for an outfall in Arequa Gulch.  Plaintiffs asserted, and the defendants denied, that there are, among other things, any ongoing violations of the federal Act.

The second of these two cases, Civil Action No. 01-MK-2307, related to seeps asserted to be point-source discharges of Cresson Project drainage from the Moffat Tunnel Cribbing Wall and the Squaw Gulch Pond to Cripple Creek and a tributary thereto in Squaw Gulch.  The Company has not recorded a receivable for the court costs awarded by the Court, approximately $28,000, and will not do so at least until the award is affirmed and no more appeals can be initiated or objections thereto interposed.  Management is coordinating its own efforts in these cases with those of the owner and operator, CC&V, and the majority owners thereof, AngloGold North America, Inc., and AngloGold (Colorado) Corp., now AngloGold Ashanti North America, Inc., and AngloGold Ashanti (Colorado) Corp., respectively.  The Company is neither the owner nor the operator and its interest is limited to its minority interest in CC&V.  The ultimate outcome to the Company in these continuing proceedings cannot be predicted.

The Company expended approximately $86,000, $12,000 and $17,000 during the years 2006, 2005 and 2004, respectively, defending against these suits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 6, 2006 the Company’s listing was moved to the NYSE-Arca.  The Company’s trading symbol is GCGC on the NYSE-Arca Exchange.  The following table shows the high and low bid price per share on the Pacific Exchange, NYSE-Arca or the Over the Counter market, for each calendar quarter since January 1, 2005.

Price Range For:	HIGH	LOW
Quarter ended December 31, 2006	$7.90	$6.30
Quarter ended September 30, 2006	8.50	5.25
Quarter ended June 30, 2006	11.00	3.65
Quarter ended March 31, 2006	4.20	3.40

Quarter ended December 31, 2005	$4.10	$3.25
Quarter ended September 30, 2005	3.55	2.00
Quarter ended June 30, 2005	3.30	1.90
Quarter ended March 31, 2005	3.12	2.00

Bid prices are between dealers and do not include mark-ups, markdowns, or commissions, nor do they necessarily represent actual transactions.

Holders of the Company’s Common Stock

The number of holders of record of the Company’s Common Stock as of March 21, 2007 was 684.  The number of beneficial owners for whom shares are held in “street name” as of March 21, 2007 is believed to be more than 500.

Dividends

The Company has not paid any dividends.  The Company effected a five-for-one stock split effective July 2004 following shareholder approval of an increase in the authorized shares of the Company’s Common Stock from 3.5 million to 100 million at the 2004 annual meeting of shareholders.  The Company does not have plans to pay any dividends.

Equity Compensation Plans

The following table shows information for all equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (excluding securities referenced in column a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders	510,000	$3.69	100,000

Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	510,000	$3.69	100,000

There were no sales of unregistered securities or stock repurchases by the Company during the year ended December 31, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002

Revenues (1)	$250,000	$250,000	$250,000	$250,000	$250,000

Other income	166,000	61,000	30,000	581,000	30,000

Expenses	1,513,000	913,000	602,000	607,000	503,000

Share of Mining Joint
Venture Losses (2)	—	—	—	—	—

Net income (Loss)	(1,097,000)	(602,000)	(322,000)	224,000	(223,000)

Net income (Loss)
Per Share	(0.11)	(0.06)	(0.03)	0.02	(0.02)

Total Assets	803,000	1,125,000	1,647,000	1,872,000	1,417,000

Long term obligations	—	—	—	—	—

(1)  Revenues are comprised of the Minimum Annual Distribution.  See Management’s Discussion and Analysis below, and Notes to the consolidated financial statements for a description of the accounting for the Minimum Annual Distribution.

 (2)  The Joint Venture recorded net income of $38.4 million for the year ended December 31, 2006, net income of $9.5 million for the year ended December 31, 2005, net income of $7.7 million for the year ended December 31, 2004, and net loss of $0.5 million for the year ended December 31, 2003.  The Company has not recorded its share of the Joint Venture net income for the 2006 period ($7.7 million) nor its share of the Joint Venture’s net income for the

2005 ($1.9 million) or 2004 ($1.5 million) periods nor its share of the Joint Venture’s net loss for the 2003 period ($93,800) because its Joint Venture investment balance was reduced to zero in 1992.  The Company will not record its share of any future Joint Venture net income until and unless the balance of the Company’s accumulated unrecorded losses from the Joint Venture ($7,910,000 as of December 31, 2006) are recovered.  See Management’s Discussion and Analysis below, and Notes to the consolidated financial statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our financial statements consolidate the operations of our wholly-owned subsidiary, Golden Cycle Philippines, Inc., with those of Golden Cycle Gold Corporation.  Golden Cycle Philippines, Inc. has minimal costs and assets and Golden Cycle Gold Exploration, Inc. had no operations or assets during the year ended December 31, 2006.

Currently, our primary mining investment and source of cash flows is our 33% interest in the CC&V Joint Venture.  The Joint Venture engages in gold mining activity in the Cripple Creek area of Colorado.  The Company’s Joint Venture co-venturer is AngloGold.  In addition to our interest in the Joint Venture, we own two gold mineral prospects which we are not actively exploring at present.

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

Liquidity and Capital Resources

Our working capital was $785,000 at December 31, 2006 compared to $1,053,000 at December 31, 2005.  Cash used in operations was $362,000 in 2006 compared to $639,000 during 2005.  Working capital decreased by approximately $268,000 at December 31, 2006 compared to December 31, 2005 primarily due to net losses in the 2006 period.  The decrease in cash used in operations during 2006 was primarily due to revenue from the sale of the Company’s Illipah gold prospect in Nevada ($100,000), elimination of the holding costs of the Illipah gold prospect in Nevada ($50,000) elimination of the exploration expenses associated with the Illipah drilling program ($255,000) in the 2005 period, offset by increased legal costs within general and administrative expenses ($192,000) during the 2006 period.

We believe that the Company’s working capital, augmented by the Minimum Annual Distribution from the Joint Venture, is adequate to support operations at the current level for the coming year, barring unforeseen events.  We anticipate that our Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner.  If opportunities to economically pursue or expand Philippine, Nevada, Colorado operations, or any other opportunity discussed above (see Item 1, Other Opportunities) are available, and we elect to pursue them, additional working capital may also be required.  There is no assurance that we will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable.  Furthermore, if we were to commence such operations, it is not presently known when or if a positive cash flow could be derived from the operations.  The Company is considering financing up to 33% of CC&V’s initial loan ($333.8 million at December 31, 2006).  To finance its portion of CC&V’s initial loan the Company would have to raise additional capital in some form of debt and/or equity issue and obtain the agreement of AngloGold.  There is no assurance the Company could raise these funds, or, if possible, obtain acceptable terms on the financing. Such financing would likely result in a substantial dilution of the Company’s current equity holders.

Results of Operations

2006 vs 2005

We recorded net loss of approximately $1,183,000 for the year ended December 31, 2006 compared to a net loss of approximately $602,000 for the year ended December 31, 2005.  The increase in net loss during the 2006 period was primarily due to stock-based compensation expense of $791,597 recorded upon the June 5, 2006 automatic grant of stock options in accordance with the Company’s Stockholder approved plan.   The net loss for 2006 excluding the above stock- based compensation expense would have been approximately $391,000.  The decreased loss during 2006 represented by the $391,000 was largely due to decreased exploration expenses associated with the Illipah exploration drilling program of approximately $255,000, increased revenue of $100,000 from the Illipah gold prospect sale, elimination of holding costs of $50,000 on the Illipah gold prospect, and increased administrative costs, specifically legal fees.

2005 vs 2004

We recorded net loss of $602,025 for the year ended December 31, 2005 compared to a net loss of $322,582 for the year ended December 31, 2004.  The increase in net loss during the 2005 period was primarily due to increased exploration expenses associated with the Illipah (which was sold during August 2006) exploration drilling program of approximately $255,000 and increased administrative costs, specifically legal fees.  The cost of compliance with the provisions of the Sarbanes-Oxley Act of 2002 continues to significantly increase the Company’s administrative costs, particularly its legal expenses.  Compliance costs will further increase in 2006 to complete the required internal control reviews.

We account for our investment in the Joint Venture on the equity method.  Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as we are not required to finance the Joint Venture’s operating losses or capital expenditures.  Correspondingly, we have not recorded our share of Joint Venture income or losses incurred subsequent to the reduction of the Company’s Joint Venture investment balance to zero in 1992.  We will not record our share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped.  As of December 31, 2006, the Company’s accumulated unrecorded losses from the Joint Venture are $7,910,000.  At the current prevailing price of gold we do not expect distributions from the Joint Venture in excess of the Minimum Annual Distribution ($250,000 per year) for several years.

The Joint Venture recorded net income for the year ended December 31, 2006 of approximately $38.4 million compared to net income of $9.5 and $7.7 million for the years ended December 31, 2005 and December 31, 2004 respectively.  The primary reason for the Joint Venture’s improved performance in both 2006 and 2005 over the previous years’ performance was the increase in the prevailing price for gold bullion during each year.  The Joint Venture’s average gold bullion sales prices per troy ounce were:  $603 during 2006, $445 during 2005 and $410 during 2004.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Company’s current contractual obligations.

Payment due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other Long-Term Liabilities	$178,250	$111,550	$66,700	—	—
Total	$178,250	$111,550	$66,700	—	—

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During fiscal years 2006 and 2005, we have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

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

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, who is also our Company’s principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer, who is also our principal financial officer, concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Internal control over financial reporting

Internal control over financial reporting is defined as a process designed by, or under the supervision of our Chief Executive Officer, who is also our principal financial officer, and effected by our Board of Directors, through our audit committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect the our transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We are not required to report management’s assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. We have planned and scheduled a review of our internal controls by an outside contractor which we expect will be completed by June 2007.  However, in connection with our review of disclosure controls and procedures now in place, above, we have noted certain areas in our systems of internal control which, if left unresolved or unaddressed, could result in material deficiencies and weaknesses in our internal control.  These areas include, lack of segregation of duties due to limited personnel, limited capability due to the size of our Company to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, and lack of a formal budgeting process. Although, we have not instituted new internal control processes related to these identified areas, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review, we are considering what appropriate remedial actions, if any, are necessary to improve our systems of internal controls.  In conjunction with our outside audit for the year ended December 31, 2005, we determined that we had a significant deficiency in our accounts payable accruals at year end.  The deficiency could have resulted in under accruals of approximately $18,000 at year end, which would have understated the net loss for the year by a comparable amount.  Management has instituted a policy requiring review of subsequent period invoices to address this deficiency.

Within the year ended December 31, 2006, there were no changes to our internal control over financial reporting that materially affected, or is reasonably likely, or are reasonably likely, to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibit Index

  2.1.  Letter Agreement dated August 23, 2006, between Golden Cycle Gold Corporation and Tornado Gold International Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 23, 2006)

  3.1.  Articles of Incorporation, as amended, effective June 15, 2004, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

  3.2  Articles of Amendment to the Articles of Incorporation of Golden Cycle Gold Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 12, 2006).

  3.3.  By-laws (incorporated by reference to Exhibit 2 to the Company’s Form 10 dated May 19, 1983).

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

23.1 Consent of Ehrhardt Keefe Steiner & Hottman P.C.

31.1 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

31.2 Certification of principal financial officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

/s/ R. Herbert Hampton
R. Herbert Hampton, President, Chief Executive Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ R. Herbert Hampton	March 27, 2007
R. Herbert Hampton, President, Chief	Date
Executive Officer, and Treasurer
(Principal Executive Officer, Principal
Financial Officer, and Principal Accounting
Officer)

/s/ James C. Ruder	March 27, 2007
James C. Ruder, Director	Date

/s/ Robert T. Thul	March 27, 2007
Robert T. Thul, Director	Date

/s/ Taki N. Anagnoston	March 27, 2007
Dr. Taki N. Anagnoston, Director	Date

/s/ Donald L. Gustafson	March 27, 2007
Donald L. Gustafson, Director	Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Golden Cycle Gold Corporation

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Golden Cycle Gold Corporation and Subsidiaries (a Colorado Corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2006, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principals generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

March 29, 2007
Denver, Colorado

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$53,142	$167,169
Short-term investments (note 2)	677,944	888,627
Interest receivable and other current assets	19,168	15,753
Prepaid insurance	25,203	24,827
Total current assets	775,457	1,096,376
Property and equipment, at cost:
Land	2,025	2,025
Mineral claims	20,657	20,657
Furniture and fixtures	9,354	10,064
Machinery and equipment	21,516	33,013
	53,551	65,759
Less accumulated depreciation	(26,130)	(37,224)
	27,421	28,535
Total assets	$802,878	$1,124,911

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$18,373	43,808
Total current liabilities	18,373	43,808

Commitments and contingencies (note 7)

Shareholders’ equity (note 5):
Common stock, no par value. Authorized 100,000,000 shares; issued and outstanding 9,744,250 shares in 2006 and 2005	7,499,429	7,499,429
Additional paid-in capital	2,728,273	1,927,736
Accumulated deficit	(9,411,686)	(8,314,551)
Accumulated other comprehensive loss	(31,511)	(31,511)
Total shareholders’ equity	784,505	1,081,103
Total liabilities and shareholders’ equity	$802,878	$1,124,911

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
Revenue:
Distributions from mining joint venture in excess of carrying value (note 3)	$250,000	$250,000	$250,000

Expenses:
General and administrative expense *	1,502,938	603,044	542,510
Depreciation expense	2,224	3,973	5,286
Exploration expense	8,410	305,661	54,372
	1,513,572	912,678	602,168
Operating loss	(1,263,572)	(662,678)	(352,168)

Other income:
Interest and other income	30,787	35,667	21,545
Gold bullion mark to market	35,650	24,986	8,041
Gain on assets sold (net)	100,000	—	—
	166,437	60,653	29,586
Net loss	$(1,097,135)	$(602,025)	$(322,582)
Basic loss per share	$(0.11)	$(0.06)	$(0.03)

Diluted loss per share	(0.11)	(0.06)	(0.03)

Basic weighted average shares outstanding	9,744,250	9,738,086	9,597,231

Diluted weighted average shares outstanding	9,744,250	9,738,086	9,597,231

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the Years ended December 31, 2006, 2005, and 2004

					Accumulated
					other
					comprehensive
					loss — foreign
			Additional		currency
	Common stock		paid-in	Accumulated	translation
	Shares	Amount	capital	deficit	adjustment	Total
Balance at December 31, 2003	9,542,250	$7,307,854	$1,927,736	$(7,389,944)	$(31,741)	$1,813,905
Stock options exercised	127,000	98,463	—	—	—	98,463
Net loss	—	—	—	(322,582)	—	(322,582)
Foreign currency translation adjustment	—	—	—	—	(72)	(72)
Comprehensive net loss						(322,654)
Balance at December 31, 2004	9,669,250	7,406,317	1,927,736	(7,712,526)	(31,813)	1,589,714
Stock options exercised	75,000	93,112	—	—	—	93,112
Net loss	—	—	—	(602,025)	—	(602,025)
Foreign currency translation adjustment	—	—	—	—	302	302
Comprehensive net loss						(601,723)
Balance at December 31, 2005	9,744,250	7,499,429	1,927,736	(8,314,551)	(31,511)	1,081,103
Net loss	—	—	—	(1,097,135)	—	(1,097,135)
Non-cash stock-based compensation	—	—	791,597	—	—	791,597
Non-cash compensation liability accrual reclassified to contributed capital	—	—	8,940	—	—	8,940
Balance at December 31, 2006	9,744,250	$7,499,429	$2,728,273	$(9,411,686)	$(31,511)	$784,505

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(1,097,135)	$(602,025)	$(322,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,224	3,973	5,286
Increase in market value of gold asset	(35,650)	(24,986)	(8,041)
Stock based compensation expense	791,597	—	—
Non-cash Compensation liability accrual reclassified to contributed capital	8,940	—	—
Write-down of investment in subsidiary	(2,964)	—	—
Increase in interest receivable and other current assets	(3,415)	(2,229)	(6,510)
Decrease (increase) in prepaid insurance	(376)	(447)	200
Decrease in accounts payable and accrued liabilities	(25,435)	(13,060)	(1,611)

Net cash used in operating activities	(362,214)	(638,774)	(333,258)

Cash flows from investing activities:
Decrease (increase) in short-term investments, net	249,297	256,632	(188,563)
Proceeds from account receivable on sale of water rights	—	—	679,098
Purchases of property and equipment, net	(1,110)	(1,103)	(767)

Net cash provided by investing activities	248,187	255,529	489,768

Cash flows provided by financing activity:
Proceeds on exercise of stock options	—	93,112	98,463
Net cash provided by financing activities	—	93,112	98,463

Effect of exchange rate changes on cash	—	302	(72)
Net increase (decrease) in cash and cash equivalents	(114,027)	(289,831)	254,901
Cash and cash equivalents, beginning of year	167,169	457,000	202,099
Cash and cash equivalents, end of year	$53,142	$167,169	$457,000

Supplemental disclosure of non-cash activity:

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

(d)                      Short-Term Investments

Short-term investments consist primarily of certificates of deposit.  Short-term investments also include 310 troy ounces of gold bullion purchased by the Company in 2002.  Interest revenue and the increase or decrease in the value of the gold bullion is included in the consolidated statement of operations.

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

(f)                         Mineral Exploration and Development Costs

Mineral exploration costs are expensed as incurred. Mineral property development costs are capitalized and depleted based upon estimated proven and probable recoverable reserves. The Company has no capitalized mineral property development costs at December 31, 2006 or December 31, 2005.

The Company assesses the carrying value of its long-lived assets for impairment whenever changes in facts or circumstances indicate that they may be impaired.  Potential impairment is estimated by comparing estimated future undiscounted cash flows expected to be generated from such assets with their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value.  The Company recorded impairment costs in its GCPI operations at December 31, 2006 of $2,964.  The Company did not record impairment costs during the year ended December 31, 2005.

(g)                      Property and Equipment

Office furniture, fixtures, and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives ranging from three to ten years.

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

As of December 31, 2006, the Company has impaired 100% of its GCPI investment and therefore has not recorded comprehensive income for the year ended December 31, 2006.

(i)                         Stock Options

On January 1, 2006 the Company adopted the revised Statement of Financial Accounting Standard No. 123, “Share Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and requires that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.  The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments.  The Company computes the fair value of each option on the date of grant based upon the Black-Scholes option pricing model.  This model requires the input of subjective assumptions, including the expected term based upon historical data of past exercises of option awards and expected stock-price volatility based upon the historical quoted market prices of the Company’s common stock as well as an estimate of forfeitures.  These estimates involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the Company’s recorded and pro-forma stock-based compensation expense could have been materially different from that reported.

The Company determined the fair value of the options granted in 2006 was $791,597 using a Black-Scholes option pricing model, for a weighted average fair value of $6.33 per share.  In determining the fair value, the Company used the following assumptions:

	Dividend yield	Expected volatility	Risk-free interest rate	Expected life (in years)	Weighted average fair value of option

Options granted in 2004	0%	55%	4.77%	10	$1.82
Options granted in 2005	0%	70%	4.05%	10	$1.95
Options granted in 2006	0%	61%	5.03%	10	$6.33

Accordingly, the Company recognized option compensation expense of $791,597 for the year ended December 31, 2006.  This option compensation expense is included in general and administrative expense. As of December 31, 2006, there are no unvested stock options outstanding and accordingly, there was no unrecognized compensation expense related to unvested stock options.

The Company adopted SFAS 123R using the modified prospective method.  Under this method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The results for prior periods have not been restated and accordingly, there was no stock option related compensation expense recorded during the years ended December 31, 2005 and 2004.

Prior to adoption of SFAS 123R, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The following illustrates the effect on net income and earnings per share if the fair value recognition provision of SFAS No. 123R had been applied to the years ended December 31, 2005 and 2004:

	2005	2004

Net income (loss):
As reported	(602,025)	(322,582)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards	(244,360)	(182,398)
Pro forma	(846,385)	(504,980)

Basic and diluted earnings (loss) per share:
As reported	(0.06)	(0.03)
Pro forma	(0.09)	(0.05)

The following summarizes the activity of the Company’s stock options for the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Number of shares under option:
Outstanding at January 1, 2006	385,000	$2.13
Granted	125,000	8.50
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2006	510,000	$3.69	6.81	$1,688,100
Exercisable at December 31, 2006	510,000	$3.69	6.81	$1,688,100

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock ($7.00 per share) exceeds the exercise price of the option.

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

(l)                         Revenue Recognition

The Company recognizes revenue as Minimum Annual Distributions from the Joint Venture are received as all services necessary for revenue recognition have been previously provided to the Joint Venture by the Company.  The Joint Venture Agreement, as amended, provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase (see Note 3).  Beginning in 1994, such Minimum Annual Distributions are potentially recoupable against the Company’s future share of Net Proceeds, if any.  Whether future gold prices and the results of the Joint Venture’s operations will reach and maintain a level necessary to repay the Initial Loans (see Note 3), complete the Initial Phase, and thereafter generate net income from which Minimum Annual Distributions can be recouped, cannot be assured due to uncertainties inherent within any mining operation.  Based on the amount of Initial Loans payable to the Manager and the uncertainty of future operating revenues, there is no assurance that the

Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

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

(2)                     Short-Term Investments

The Company held certificates of deposit of approximately $380,000 and $677,000 at December 31, 2006 and 2005, respectively. All certificates of deposit held at December 31, 2006 mature within one year. Short-term investments also include 310 troy ounces of gold bullion purchased by the Company in 2002 at a cost of $102,859 and is carried at market value of $195,765 at December 31, 2006.  The Company has reflected unrealized gains of $35,650, $24,986 and $8,041 for the years ended December 31, 2006, 2005 and 2004, respectively, in the Consolidated Statement of Operations.

(3)                     Investment in Mining Joint Venture

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

The Joint Venture Agreement, as amended, generally requires AngloGold to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid and (ii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed to the joint venturers in the proportion of 80% to AngloGold and 20% to the Company.  The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the “Initial Loans”) to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions.  As of December 31, 2006, Initial Loans were approximately $333.8 million and no Net Proceeds have been distributed. Initial Loans must be repaid prior to Net Proceeds being distributed to the venturers. After the Initial Phase, the Joint Venture will distribute metal in kind, 67% to AngloGold and 33% to the Company. The Agreement also provides for the Company to receive a minimum annual distribution of $250,000 during the Initial Phase. Beginning in 1994, such minimum annual distributions are recoupable against the Company’s future share of Net Proceeds, if any.

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

The Company’s share of 2006 Joint Venture net income, which has not been recorded in its consolidated financial statements, is approximately $7.7 million. The Company’s share of the 2005 and 2004 Joint Venture net income, $1.9 million and $1.5 million, respectively, also were not recorded in its consolidated financial statements. As of December 31, 2006, the Company’s accumulated unrecorded losses from the Joint Venture are approximately $7,910,000.

The condensed balance sheets of the Joint Venture as of December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(In thousands)
Assets

Inventory	$42,615	40,474
Other current assets	1,038	558

Total current assets	43,653	41,032

Fixed assets and mine development costs, net	176,107	197,600
Inventories	148,761	111,790

Total assets	$368,521	350,442

Liabilities and Venturers’ Deficit

Current liabilities	$15,288	16,218
Payable to AngloGold	333,843	353,589
Capital lease obligations	5,168	7,902
Asset retirement obligation	24,029	20,512
Other long-term liabilities	1,867	2,017

Total liabilities	380,195	400,238

Venturers’ deficit	(11,674)	(49,816

Total liabilities and Venturers’ deficit	$368,521	350,422

The condensed statements of operations of the Joint Venture for each of the years in the three-year period ended December 31, 2006 are summarized as follows:

	2006	2005	2004
	(In thousands)

Revenue	$172,827	$145,347	$135,673
Operating expenses
Production costs	70,437	75,662	72,239
Depreciation, depletion, amortization, and reclamation	26,454	30,151	29,769
Accretion expense	1,398	1,113	947
	98,289	106,926	102,955
Mineral exploration expense	—	17	1,401
Total operating costs	98,289	106,943	104,356

Income from operations	74,538	38,404	31,317
Other Expenses:
Interest expense	(34,408)	(29,243)	(23,813)
Other income (expense)	(1,738)	299	188

Net income (loss)	$38,392	$9,460	$7,692

(4)                     Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2005 and 2004 are presented below:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$967,000	918,000
Exploration expenditures	145,000	163,000
FAS 123R non-qualified stock options	293,000	—
Other	1,000	4,000
Total deferred tax assets	1,406,000	1,085,000

Deferred tax liability:
Gold bullion mark to market	(73,000)	(59,000)

Total deferred tax assets	1,333,000	1,026,000

Valuation allowance	(1,333,000)	(1,026,000)

Net deferred tax assets	$—	—

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2006	2005
Statutory federal income tax rate	34.0%	34.0%
Effect of:
State and local income taxes	3.05	3.05
Other - net	(0.10)	(0.10)
Change in valuation allowance	(36.95)	(36.95)
Effective tax rate	0.00%	0.00%

At December 31, 2006, the Company has net operating loss carry forwards for income tax purposes of approximately $2,610,000 which expire beginning in 2007 through 2026.

The Company has not recorded an income tax benefit in 2006 or 2005 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

(5)                     Common Stock Options

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

The Company granted 125,000, 125,000 and 100,000 options to directors of the Corporation during 2006, 2005 and 2004, respectively.

Changes in stock options for each of the years in the three-year period ended December 31, 2006 are as follows:

	Shares	Option price per share	Weighted average exercise price
Outstanding and exercisable at December 31, 2003	835,000	1.04 - 2.60	$1.46
Granted	100,000	2.60	2.60
Exercised	(204,900)	1.33 - 1.80	1.44
Expired	(320,100)	1.04 - 2.33	1.63

Outstanding and exercisable at December 31, 2004	410,000	1.04 - 2.60	1.92
Granted	125,000	2.50	2.50
Exercised	(75,000)	1.04 - 1.50	1.24
Expired	(75,000)	2.33 - 2.60	2.51

Outstanding and exercisable at December 31, 2005	385,000	$1.04 - 2.60	2.13
Granted	125,000	8.50	8.50

Outstanding and exercisable at December 31, 2006	510,000	$1.04 - 8.50	$3.69

The weighted average remaining term of options outstanding was 6.81, 6.94 and 6.81 years at December 31, 2006, 2005 and 2004 respectively.

(6)                     Recently Issued Financial Accounting Standards:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation requires that the entities recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.  The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted FIN 48 on January 1, 2007 and has not yet determined what effect if any, the adoption of SFAS No. 155 will have its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for Golden Cycle Gold Corporation for its December 31, 2006 year end. The adoption of SAB 108 had no impact on the Company’s financial position, results of operation or cash flows.

In September 2006, the Board issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Golden Cycle Gold Corporation will adopt the provisions of SFAS 157 in its fiscal year commencing January 1, 2008. Management currently believes that adoption of the provisions of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

(7)                     Commitments and Contingencies:

As previously reported, the United States District Court for the District of Colorado ruled on April 13, 2006, against the plaintiffs and for the defendants, including the Company and Cripple Creek & Victor Gold Company (“CC&V”), our Joint Venture, on all causes of action asserted in two law suits consolidated for trial, in which the Sierra Club and Mineral Policy Center filed complaints against CC&V and its Joint Venture partners including the Company, alleging certain violations of the U.S. Clean Water Act.  The Court also allowed the defendants to apply for an award of their attorneys’ fees and costs.  The defendants did so and, notwithstanding the plaintiffs’ objections thereto, the Court ruled on December 20, 2006 that the defendants are entitled to recover such fees and costs incurred after November 16, 2005, the date when it became clear to the Court that the plaintiffs’ “dogged pursuit of factually unsupported claims” was unreasonable.  The plaintiffs have appealed the Court’s judgment dismissing the consolidated cases and from its award to each defendant of approximately one-fifth of its attorneys’ fees incurred over the last six years.  Whether such an appeal will be successful in whole or in part cannot be predicted at this early juncture.

The first ten Causes of Action in the first of these two cases, Civil Action No. 00-MK-2325, alleged unpermitted discharges of pollutants into Fourmile Creek and from the Roosevelt Tunnel into Cripple Creek, and discharges of pollutants exceeding permitted amounts from the Carlton Tunnel and Arequa Gulch outfalls.  The eleventh and twelfth causes of action in that case concerned a discharge permit issued by the Colorado Water Quality Control Division in 1996 for an outfall in Arequa Gulch.  Plaintiffs asserted, and the defendants denied, that there are, among other things, any ongoing violations of the federal Act.

The second of these two cases, Civil Action No. 01-MK-2307, related to seeps asserted to be point-source discharges of Cresson Project drainage from the Moffat Tunnel Cribbing Wall and the Squaw Gulch Pond to Cripple Creek and a tributary thereto in Squaw Gulch.

The Company has not recorded a receivable for the court costs awarded by the Court, approximately $28,000, and will not do so at least until the award is affirmed and no more appeals can be initiated or objections thereto interposed.  Management is coordinating its own efforts in these cases with those of the owner and operator, CC&V, and the majority owners thereof, AngloGold North America, Inc., and AngloGold (Colorado) Corp., now AngloGold Ashanti North America, Inc., and AngloGold Ashanti (Colorado) Corp.  The Company is neither the owner nor the operator and its interest is limited to its minority interest in CC&V.  The ultimate outcome to the Company in these continuing proceedings cannot be predicted.

The Company expended approximately $86,000, $12,000 and $17,000 during the years 2006, 2005 and 2004, respectively, defending against these suits.

(8)                     Selected quarterly financial data (unaudited)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Distributions from mining joint venture in excess of carrying value (note 4)	$250,000	$—	$—	$—

Operating income (loss)	40,243	(1,071,681)	(82,557)	(149,577)

Net income (loss)	66,701	(1,053,636)	(77,874)	(32,326)
Net income (loss) per share	0.01	(0.11)	(0.01)	(0.00)
Pro forma net income (loss) per share	0.01	(0.11)	(0.01)	(0.00)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Distributions from mining joint venture in excess of carrying value (note 4)	$250,000	$—	$—	$—

Operating income (loss)	138,885	(164,566)	(322,861)	(314,136)

Net income (loss)	146,486	(154,505)	(313,041)	(280,965)
Net income (loss) per share	0.02	(0.02)	(0.03)	(0.03)
Pro forma net income (loss) per share	0.02	(0.04)	(0.03)	(0.03)