Form 10-Q
period 2007-03-31
GOLDEN CYCLE GOLD CORP
filed 2007-05-15
CIK 719754

As filed with the Securities and Exchange Commission on May 15, 2007
File No. 0-11226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-11226

GOLDEN CYCLE GOLD CORPORATION

 (Exact Name of Registrant as Specified in its Charter)

Colorado	84-0630963
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 South Tejon, Suite 201
Colorado Springs, Colorado	80906
(Address of Principal Executive Offices)	(Zip Code)

(719) 417-9013

(Registrant’s Telephone Number, including Area Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes  ☒ NO

Number of Shares outstanding at May 14, 2007:      9,769,250

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements.

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$229,009	$53,142
Short-term investments	746,853	677,944
Interest receivable and other current assets	19,545	19,168
Prepaid insurance	14,909	25,203
Total current assets	1,010,316	775,457
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	9,354	9,354
Machinery and equipment	21,516	21,516
	53,552	53,551
Less accumulated depreciation	(26,725)	(26,130)
	26,827	27,421

Total assets	$1,037,143	$802,878

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$43,502	$18,373
Total current liabilities	43,502	18,373
Shareholders’ equity:
Common stock, no par value, authorized 100,000,000 shares; issuedand outstanding 9,744,250 shares at March 31, 2006, 9,744,250 shares at December 31, 2005	7,499,429	7,499,429
Additional paid-in capital	2,728,273	2,728,273
Accumulated comprehensive loss	(27,011)	(31,511)
Accumulated deficit	(9,207,050)	(9,411,686)
Total shareholders’ equity	993,641	784,505

Total liabilities and shareholders’ equity	$1,037,143	$802,878

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE MONTHS ENDED

March 31, 2007 and 2006

(Unaudited)

	2007	2006
Revenue:
Distribution from mining joint venture in excess of carrying value	$250,000	$250,000
Gain on sale of Illipah	58,500	—
	308,500	250,000
Expenses:
General and administrative	117,884	206,258
Depreciation expense	595	1,254
Exploration expense	644	2,245
	119,123	209,757
Operating income	189,377	40,243
Other income
Interest and other income	7,389	8,726
Gold bullion mark-up to market	7,869	17,732
	15,258	26,458
Net income	$204,635	$66,701

Basic earnings per share	$0.02	$0.01

Basic weighted average common shares outstanding	9,744,250	9,744,250

Diluted earnings per share	$0.02	$0.01

Diluted weighted average common shares outstanding	10,254,250	10,129,250

ACCUMULATED DEFICIT:

Beginning of period	$(9,411,685)	$(8,314,551)

Net income	204,635	66,701

End of period	$(9,207,050)	$(8,247,850)

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$204,635	$66,701
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating revenue, Tornado Gold Intl. Corp. Common Stock	(58,500)	—
Depreciation	595	1,254
Increase in market value of gold asset	(7,869)	(17,732)
Decrease in interest receivable and other current assets	9,917	10,849
Increase in accounts payable and accrued liabilities	25,129	85,323
Net cash provided byoperating activities	173,907	146,395

Cash flows from investing activities:
Decrease (increase) in short-term investments, net	(61,040)	3,466
Non-cash increase in short-term investments	63,000	—
Purchase of equipment	—	(1,111)
Net cash provided byinvesting activities	1,960	2,355

Net increase in cash andcash equivalents	175,867	148,750

Cash and cash equivalents, beginning of period	53,142	167,169

Cash and cash equivalents, end of period	$229,009	$315,919

Golden Cycle Gold Corporation

Notes To Consolidated Financial Statements

(unaudited)

(1)  BASIS OF PRESENTATION

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option For Financial Assets and Financial Liabilities” (SFAS N0. 159).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS 159 are effective for Golden Cycle as of January 1, 2008.  Golden Cycle has not yet determined the impact of adopting SFAS 159 on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the most advantageous market for the asset or liability.  SFAS No. 157 clarifies that the transaction to sell an asset or transfer a liability is a hypothetical transaction at a measurement date, considered from the prospective of a market participant that holds the asset or owes the liability.  SFAS No. 157 states that fair value is a market-based measurement, not an entity specific measurement and that market assumptions should be based upon independent observations of the reporting entity over a reporting entity’s observations about market participant assumptions.  SFAS No. 157 states that market participant assumptions should include risk, restrictions on asset sales, non-performance risk, but that quoted market prices for financial instruments should not be adjusted for the size of a position relative to trading volume (block discounts).  SFAS No. 157 expands disclosures about, among other things, the use of fair value to measure assets and liabilities in interim and annual periods, including the use of unobservable inputs, and the effect of fair value on earnings and changes in net assets.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Golden Cycle adopted SFAS No. 157 on January 1, 2007 and it has not had an impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation requires that the entities recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.  The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings.  Golden Cycle adopted FIN 48 on January 1, 2007 and it has not had an impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (SFAS No. 155”).  SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”  SFAS No. 155 became effective January 1, 2007 and is applicable based upon the nature and extent of any new derivatives entered into after that date.  Golden Cycle adopted SFAS No. 155 on January 1, 2007 and it has not had an impact on its financial position, results of operations or cash flows.

(2)  INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the “Joint Venture”) on the equity method.  During 1992, the Company’s investment balance in the Joint Venture was reduced to zero.  Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not currently required to finance the Joint Venture’s operating losses or capital expenditures.  Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped and the Company receives cash distributions in excess of the Minimum Annual Payment.  As of March 31, 2007, the Company’s share of accumulated unrecorded losses from the Joint Venture was $6,045,800.

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

(3)  EARNINGS PER SHARE

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period.  On a weighted average basis there were 510,000 shares and 385,000 shares of dilutive securities outstanding during the three months ended March 31, 2007 and March 31, 2006 respectively.

(4)  STOCK-BASED COMPENSATION

At March 31, 2007, the Company has one active stock-based compensation plan.  Readers should refer to Item 8, Note 5 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional information related to these stock-based compensation plans.  There were no options granted or exercised in the periods ending March 31, 2007 and 2006.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment.  No compensation costs related to share-based payments were recognized in the Consolidated Statements of Income for the periods ended March 31, 2007 and 2006.

(5)  ILLIPAH SALE CONTINGENCY

Should Tornado Gold International Inc. fail to complete the conditions of its purchase of the Illipah property, Golden Cycle may be entitled to full possession of the property and later market the property again.  Tornado Gold is required to provide notice of its intent to hold the property on or about June 1, 2007, provide Golden Cycle a report of the completion of its first year’s (ending August 23, 2007) exploration program totaling more than $250,000 in exploration and development expenses, and convey to Golden Cycle an additional 200,000 shares of its common stock.  During the following twelve months Tornado is responsible for the minimum annual royalty payment and the Bureau of Land Management and County claim maintenance fees.  Further, Tornado is required to expend an additional $500,000 in exploration and developments expenses on the Illipah property.  If any of these conditions of the agreement are not met, Golden Cycle could claim a default by Tornado Gold.

(6) MARKETABLE EQUITY SECURITIES

The Company’s investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned.  The cost of marketable equity securities sold is determined by the specific identification method.  Changes in market value are recorded in accumulated other comprehensive income within stockholders’ equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations.  The Company had marketable equity securities with fair values of $63,000 and $0, respectively, and cost of $58,500 and $0, respectively, at March 31, 2007 and December 31, 2006.  Golden Cycle has accumulated other comprehensive income for unrealized holding gains of $4,500 and $0 at March 31, 2007 and December 31, 2006, respectively, related to our marketable equity securities.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants.  AngloGold (the “Manager”) reported that Initial Loans, payable to AngloGold, of approximately $336.8 million were outstanding at March 31, 2007.  Under the Agreement as amended, the Joint Venture has not distributed any Net Proceeds.  Based on the amount of Initial Loans payable to the Manager, management of the Company believes that, absent a significant and sustained increase in the prevailing market prices for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

The Company entered into an agreement (the “Agreement”) effective August 23, 2006, with Tornado Gold International Corp. (“Tornado”), pursuant to which Tornado acquired certain mining claims referred to as the Illipah claims.  Tornado paid the Company $50,000 upon execution of the Agreement and an additional $50,000 and on March 13, 2007, 150,000 shares of Tornado common stock in accordance with the Agreement.  An additional 200,000 shares of Tornado common stock is due to Golden Cycle within the one year after the date of the Agreement.  Upon execution of the Agreement, Tornado assumed the Company’s obligations in an underlying exploration and mining lease agreement on the claims, and grants to the Company a production royalty of two percent of net smelter returns on all rents and mineral production from the property.  Tornado has the option, exercisable at any time prior to commercial production on any of the Illipah claims, to reduce the Company’s production royalties from two percent to one percent by paying the Company, at the Company’s option, either $1 million, or its equivalent in gold bullion at the August 23, 2006 closing price of gold on the New York Commodity Exchange ($623.70 per troy ounce).  Tornado has also agreed to undertake an exploration program on the Illipah property and related area of interest, and incur exploration and development expenditures of at least $750,000 within two years, of which $250,000 must be expended during the first year of the Agreement.  Pursuant to the Agreement, the Company may reacquire the Illipah claims under certain circumstances, such as default by Tornado.

Liquidity and Capital Resources

Cash provided by operations was approximately $174,000 in the three months ended March 31, 2007 compared to cash provided by operations of approximately $146,000 during the same period in 2006.  The primary reason for the approximately $28,000 increase in cash provided by operations in the 2007 period compared to the 2006 period was higher net income and an increase in accounts payable during the 2007 period.

The Company’s working capital was approximately $967,000 at March 31, 2007 compared to $757,000 at December 31, 2006.  Working capital increased by approximately $210,000 or 28% at March 31, 2007 compared to December 31, 2006.  The increase in working capital at March 31, 2007 was primarily due to the results of operations during the quarter.  See “Results of Operations”.

The Company’s management believes that the Company’s working capital, augmented by the Minimum Annual Distribution from the Joint Venture, is adequate to support operations at the current level for the coming year, barring unforeseen events.  The Company’s management anticipates that the Company’s Philippine subsidiary will hold all work on a standby basis until the Mineral Profits Sharing Agreement is awarded to the claim owner.  If opportunities to economically pursue or expand Philippine, Nevada, Colorado operations, or any other opportunity are available, and the Company elects to pursue them, additional working capital may also be required.  There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable.  Furthermore, if the Company were to commence such operations, it is not presently known when or if a positive cash flow could be derived from the operations.

Results of Operations

The Company recorded income for the three months ended March 31, 2007, of approximately $205,000, compared to income of approximately $67,000 in the comparable 2006 period.  The increase in net income for the three months ended March 31, 2007 compared with the corresponding period in 2006 was due primarily to decreased general and administrative expenses during the 2006 period and increased operating revenue during the 2007 period consisting of the receipt of 150,000 shares of Tornado Gold International Corporation common stock as a payment in accordance with the sales agreement for the sale of the Company’s Illipah, NV gold prospect.

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

The Joint Venture reported a net profit of approximately $9.3 million for the three months ended March 31, 2007 as compared to a net profit of $14.9 million for the corresponding period in 2006.  The decrease in net profit in the 2007 period was primarily due to lower revenue ($39.3 million vs. $53.2 million) from lower gold bullion sales.  Lower operating expenses ($21.3 million vs. $30.4 million) during the 2007 period partially offset CC&V’s 2007 lower revenue which was due to reduced gold production during the three months ended March 31, 2007.

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

Forward-Looking Statements

The foregoing management’s discussion and analysis in this quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further in our Annual Report on Form 10-K under the section heading “Risk Factors and Uncertainties”.

Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and the Company undertakes no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Investors are cautioned against attributing undue certainty to forward-looking statements.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk.

The Company does not hedge, sell forward or otherwise commit any asset on a contingency basis.  The Company does not normally commit to multi-year contracts other than employment agreements and office space rental.  The Company’s Joint Venture, the Cripple Creek & Victor Gold Mining Company, in the course of normal business, periodically executes long term supply contracts to limit its exposure to various supply risks.  The Joint Venture has not previously hedged or sold forward gold or other assets for the joint account.

Item 4.                          Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, who is also the Company’s Chief Financial Officer, concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure..

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is defined as a process designed by or under the supervision of the Company’s Chief Executive Officer, who is also the Company’s Chief Financial Officer, and effected by the Company’s Board of Directors, through its Audit Committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect the Company’s transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the Company’s financial statements.

As a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide management’s report on the effectiveness of the Company’s internal controls over financial reporting until its annual report for the fiscal year ended December 31, 2007, and the Company’s management has not undertaken the kind of review of such controls that would have been required if it were required to make such a report.  The Company has engaged an outside contractor to review and document its internal controls.  The contractor has submitted its preliminary conclusions to management and expects to complete its review during second quarter 2007.  The Company delayed completion of the review due to consideration of a business combination proposal and now expects to complete the review during third quarter of 2007.  However, in connection management’s review of disclosure controls and procedures now in place, above, the Company’s management has noted certain areas in the Company’s systems of internal control which, if left unresolved or unaddressed, could result in material deficiencies and weaknesses in its internal controls.  These areas include lack of segregation of duties due to limited personnel, limited capability due to the size of the Company to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of the Company’s system of internal controls, lack of formal accounting policy and procedures and related documentation, and lack of a formal budgeting process. Although the Company has not yet instituted new internal control processes related to these identified areas, the Company’s management is considering what appropriate remedial actions, if any, are necessary to improve the Company’s systems of internal controls.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2007, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings.

None.

Item 1A.                 Risk factors.

There have been no material changes from the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                          Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.                          Default Upon Senior Securities.

None.

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

GOLDEN CYCLE GOLD CORPORATION
(Registrant)

Date: May 14, 2007	\s\ R. Herbert Hampton
R. Herbert Hampton, President, Chief
Executive Officer, and Treasurer
(Principal Executive Officer, Principal
Financial Officer, and Principal Accounting
Officer)