Form 10-Q
period 2007-06-30
GOLDEN CYCLE GOLD CORP
filed 2007-08-13
CIK 719754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(719) 471-9013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes    ☒ NO

Number of Shares outstanding at August 11, 2007:      9,769,250

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$86,103	$53,142
Short-term investments	722,650	677,944
Interest receivable and other current assets	19,576	19,168
Prepaid insurance	41,715	25,203
Total current assets	870,044	775,457
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	9,354	9,354
Machinery and equipment	21,516	21,516
	53,552	53,552
Less accumulated depreciation	(27,321)	(26,131)
	26,231	27,421

Total assets	$896,275	$802,878

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$19,285	$18,373
Total current liabilities	19,285	18,373
Shareholders’ equity:
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 9,769,250 shares at June 30, 2007, 9,744,250 shares at December 31, 2006	7,544,429	7,499,429
Additional paid-in capital	3,189,799	2,728,273
Accumulated comprehensive loss	(49,511)	(31,511)
Accumulated deficit	(9,807,727)	(9,411,686)
Total shareholders’ equity	876,990	784,505

Total liabilities and shareholders’ equity	$896,275	802,878

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE AND SIX MONTHS ENDED

June 30, 2007 and 2006

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Distribution from mining joint venture in excess of carrying value	$—	$—	$250,000	$250,000
Gain on sale of Illipah	—	—	58,500	—
	—	—	308,500	—
Expenses:
General and administrative	604,658	1,070,430	722,542	1,276,688
Depreciation expense	595	1,251	1,190	2,505
Exploration expense	218	—	862	2,245
	605,471	1,071,681	724,594	1,281,438

Operating loss	(605,471)	(1,071,681)	(416,094)	(1,031,438)

Other income
Interest and other income	7,771	8,466	15,160	17,192
Gold bullion mark to market	(2,975)	9,579	4,894	27,311
	4,796	18,045	20,054	44,503

Net loss	$(600,676)	$(1,053,636)	$(396,041)	$(986,935)

Basic loss per share	$(0.06)	$(0.11)	$(0.04)	$(0.10)

Basic weighted average common shares outstanding	9,758,261	9,744,250	9,751,294	9,744,250

Diluted loss per share	$(0.06)	$(0.11)	$(0.04)	$(0.10)

Diluted weighted average common shares outstanding	10,281,723	9,744,250	10,268,062	9,744,250

ACCUMULATED DEFICIT:
Beginning of period	$(9,207,051)	$(8,247,850)	$(9,411,686)	$(8,314,551)
Net loss	(600,676)	(1,053,636)	(396,041)	(986,935)
End of period	$(9,807,727)	$(9,301,486)	$(9,807,727)	$(9,301,486)

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(396,041)	$(986,935)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of Illipah	(58,500)	—
Depreciation	1,190	2,505
Increase in market value of gold asset	(4,894)	(27,311)
Decrease (increase) in interest receivable and other current assets	(16,920)	29,371
Increase (decrease) in accounts payable and accrued liabilities	912	(7,341)
Decrease in market value of stock		—
Non-cash stock based compensation	461,526	791,597
Net cash used in operating activities	(12,727)	(198,114)

Cash flows from investing activities:
Decrease in short-term investments, net	688	246,867
Purchase of equipment	—	(1,109)
Net cash provided by investing activities	688	245,758

Cash flows provided by financing activities:
Proceeds from exercise of stock options	45,000	—
Net cash provided by financing activities	45,000	—

Net increase in cash and cash equivalents	32,961	47,644

Cash and cash equivalents, beginning of period	53,142	167,169

Cash and cash equivalents, end of period	$86,103	$214,813

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the most advantageous market for the asset or liability.  SFAS No. 157 clarifies that the transaction to sell an asset or transfer a liability is a hypothetical transaction at a measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  SFAS No. 157 states that fair value is a market-based measurement, not an entity specific measurement and that market assumptions should be based upon independent observations of the reporting entity over a reporting entity’s observations about market participant assumptions.  SFAS No. 157 states that market participant assumptions should include risk, restrictions on asset sales, non-performance risk, but that quoted market prices for financial instruments should not be adjusted for the size of a position relative to trading volume (block discounts).  SFAS No. 157 expands disclosures about, among other things, the use of fair value to measure assets and liabilities in interim and annual periods, including the use of unobservable inputs, and the effect of fair value on earnings and changes in net assets.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Golden Cycle adopted SFAS No. 157 on January 1, 2007 and it has not had an impact on its financial position, results of operations or cash flows.

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

(2)  INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the “Joint Venture”) on the equity method.  During 1992, the Company’s investment balance in the Joint Venture was reduced to zero.  Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not currently required to finance the Joint Venture’s operating losses or capital expenditures.  Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero.  To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped and the Company receives cash distributions in excess of the Minimum Annual Payment.  As of June 30, 2007, the Company’s share of accumulated unrecorded losses from the Joint Venture was $4,215,400.

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

(3)  EARNINGS PER SHARE

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period.  On a weighted average basis there were 523,462 shares and 419,341 shares of dilutive securities outstanding during the six months ended June 30, 2007 and June 30, 2006 respectively.

(4)  STOCK-BASED COMPENSATION

On June 5, 2007, the Company’s one active stock-based compensation plan was completed and closed with the issue of 100,000 stock options to four directors.  Readers should refer to Item 8, Note 5 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional information related to the Company’s closed stock-based compensation plans.  Four of the Company’s directors were granted 25,000 stock options each on June 5, 2007 at the prevailing market price of $6.25 per share.  One director exercised options for 25,000 shares of the Company’s stock May 10, 2007 for proceeds of $45,000.  There were no stock options exercised during the 2006 period.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment.  Compensation costs related to share-based payments in the amount of $461,526 and $791,597 were recognized in the Consolidated Statements of Operations for the periods ended June 30, 2007 and 2006 respectively.

(5)  ILLIPAH SALE CONTINGENCY

Should Tornado Gold International Inc. fail to complete the conditions of its purchase of the Illipah property, Golden Cycle may be entitled to full possession of the property and later market the property again.  Tornado Gold has provided notice of its intent to hold the property for the next fiscal year which will begin August 23, 2007.  Tornado Gold is also required to provide Golden Cycle a report of the completion of its first year’s (ending August 23, 2007) exploration program totaling more than $250,000 in exploration and development expenses, and convey to Golden Cycle an additional

200,000 shares of its common stock.  During the following twelve months Tornado is responsible for the minimum annual royalty payment and the Bureau of Land Management and County claim maintenance fees.  Further, Tornado is required to expend an additional $500,000 in exploration and developments expenses on the Illipah property.  If any of these conditions of the agreement are not met, Golden Cycle could claim a default by Tornado Gold.

(6) MARKETABLE EQUITY SECURITIES

The Company’s investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned.  The cost of marketable equity securities sold is determined by the specific identification method.  Changes in market value are recorded in accumulated other comprehensive income within stockholders’ equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations.  The Company had marketable equity securities with fair values of $40,500 and $0 respectively, and cost of $58,500 and $0, respectively, at June 30, 2007 and December 31, 2006.  Golden Cycle has accumulated other comprehensive income for unrealized holding losses of $18,000 and $0 at June 30, 2007 and December 31, 2006, respectively, related to our marketable equity securities.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Cripple Creek Joint Venture

The Company’s principal mining investment and source of cash flows has been its interest in a joint venture (“Joint Venture”), which engages in gold mining activity in the Cripple Creek area of Colorado.  The Company’s Joint Venture co-venturer is AngloGold Ashanti (Colorado) Corp. (“AngloGold”, formerly Pikes Peak Mining Company), a wholly-owned subsidiary of AngloGold Ashanti North America Inc., which is an indirect wholly-owned subsidiary of AngloGold Ashanti Ltd.

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

Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold or third-party financial institutions and are repayable prior to distributions to the venture participants.  AngloGold (the “Manager”) reported that Initial Loans, payable to AngloGold, of approximately $337.7 million were outstanding at June 30, 2007.  Under the Agreement as amended, the Joint Venture has not distributed any Net Proceeds.  Based on the amount of Initial Loans payable to the Manager, management of the Company believes that, absent a significant and sustained increase in the prevailing market prices for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

Illipah

The Company entered into an agreement (the “Agreement”) effective August 23, 2006, with Tornado Gold International Corp. (“Tornado”), pursuant to which Tornado acquired certain mining claims referred to as the Illipah claims.  Tornado paid the Company $50,000 upon execution of the Agreement, an additional $50,000 on November 22, 2006 and 150,000 shares of Tornado common stock on March 13, 2007 in accordance with the Agreement.  An additional 200,000 shares of Tornado common stock is due to Golden Cycle within the one year after the date of the Agreement.  Upon execution of the Agreement, Tornado assumed the Company’s obligations in an underlying exploration and mining lease agreement on the claims, and granted to the Company a production royalty of two percent of net smelter returns on all rents and mineral production from the property.  Tornado has the option, exercisable at any time prior to commercial production on any of the Illipah claims, to reduce the Company’s production royalties from two percent to one percent by paying the Company, at the Company’s option, either $1 million, or its equivalent in gold bullion at the August 23, 2006 closing price of gold on the New York Commodity Exchange ($623.70 per troy ounce).  Tornado has also agreed to undertake an exploration program on the Illipah property and related area of interest, and incur exploration and development expenditures of at least $750,000 within two years, of which $250,000 must be expended during the first year of the Agreement.  Pursuant to the Agreement, the Company may reacquire the Illipah claims under certain circumstances, such as default by Tornado.

Liquidity and Capital Resources

Cash used in operations was approximately $13,000 in the six months ended June 30, 2007 compared to cash used in operations of approximately $198,000 during the same period in 2006.  The approximately $185,000 decrease in cash used in by operations in the 2007 period compared to the 2006 period was primarily due to decreased non-cash compensation expense of $330,000 (state why the non-cash compensation expense decreased), increased operating revenue from Tornado stock received, decreased operating expense (primarily a decrease in salary and legal expenses) and an increase in interest receivable and other current assets during the 2007 period.

The Company’s working capital was approximately $851,000 at June 30, 2007 compared to $757,000 at December 31, 2006.  The increase in working capital at June 30, 2007 was primarily due to $45,000 received on exercise of stock options by a director and the receipt of $58,500 of Tornado common stock.

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

Results of Operations

The Company recorded net loss for the three months ended June 30, 2007, of approximately $601,000, compared to net loss of approximately $1,054,000 in the comparable 2006 period.  The decrease in net loss for the three months ended June 30, 2007, compared with the corresponding period in 2006, was due primarily to decreased non-cash compensation expenses, as discussed above.

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

The Joint Venture reported a net profit of approximately $9.2 million for the three months ended June 30, 2007 as compared to a net profit of $8.9 million for the corresponding period in 2006.  The increase in net profit in the 2007 period was primarily due to higher revenue ($41.2 million vs. $40.4 million) from gold bullion sales primarily due to higher prevailing gold bullion prices during the 2007 period.  Higher operating expenses ($23.3 million vs. $22.9 million) during the 2007 period partially offset the Joint Venture’s 2007 higher revenue during the three months ended June 30, 2007.

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

Item 4.                                                           Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, who is also the Company’s Chief Financial Officer, concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2007, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

The Company, owner of a 33% interest in Cripple Creek & Victor Gold Company (“CC&V”), and the owners of the other 67% interest therein, AngloGold North America, Inc., and AngloGold (Colorado) Corp., now AngloGold Ashanti North America, Inc., and AngloGold Ashanti (Colorado) Corp., respectively, were sued together with CC&V, the owner and operator of the Cresson Project, by the Sierra Club and Mineral Policy Center in 2001.  The Plaintiffs asserted numerous violations of the U.S. Clean Water Act which went to trial in the United States District Court for the District of Colorado early in 2006, resulting in a judgment in favor of all Defendants and against all Plaintiffs on all claims, as well as an award of costs and attorneys fees incurred after the point in time at which the Plaintiffs knew or should have known that their “dogged pursuit of factually unsupported claims” was unreasonable.

The Plaintiffs appealed both the judgment and the fee award to the United States Court of Appeals in Denver.  Briefs were timely filed by the Plaintiffs in that court, but the parties reached an agreement to settle all disputes before the Defendants commenced briefing, and the cases have been dismissed.  The settlement preserved the Defendants’ complete success on all of the alleged violations of the Clean Water Act, and left each of the parties responsible for their own fees and costs.  CC&V and the Company gained immediate confirmation of their success on the merits in return for waiving the award of approximately one-fifth of their fees and costs incurred over more than six years.  So long as judicial review of the judgment and the monetary award remained possible, the Company did not record a receivable for any of its costs, then approximately $130,000.

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

GOLDEN CYCLE GOLD CORPORATION
(Registrant)

Date: August 10, 2007	\s\ R. Herbert Hampton
R. Herbert Hampton, President, Chief Executive Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)