Form 10-Q
period 2007-09-30
GOLDEN CYCLE GOLD CORP
filed 2007-11-14
CIK 719754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   NO

Number of Shares outstanding at November 13, 2007:      9,769,250

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

BALANCE SHEETS

	September,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$31,647	$53,142
Short-term investments	725,960	677,944
Interest receivable and other current assets	19,177	19,168
Prepaid insurance	31,890	25,203
Total current assets	808,674	775,457
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	20,657	20,657
Furniture and fixtures	9,354	9,354
Machinery and equipment	21,516	21,516
	53,552	53,552
Less accumulated depreciation	(27,917)	(26,131)
	25,635	27,421
Total assets	$834,309	$802,878

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$10,250	$18,373
Total current liabilities	10,250	18,373
Shareholders' equity:
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 9,769,250 shares at September 30, 2007, 9,744,250 shares at December 31, 2006	7,544,429	7,499,429
Additional paid-in capital	3,189,799	2,728,273
Accumulated comprehensive loss	(49,511)	(31,511)
Accumulated deficit	(9,860,658)	(9,411,686)
Total shareholders’ equity	824,059	784,505

Total liabilities and shareholders’ equity	$834,309	$802,878

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE AND NINE MONTHS ENDED

September 30, 2007 and 2006

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Distribution from mining joint venture in excess of carrying value	$—	$—	$250,000	$250,000
Payment from Tornado Gold Intl Corp. (Common Stock)	—	—	58,500	—
Other operating revenue	—	50,000	—	50,000
	—	50,000	308,500	300,000
Expenses:
General and administrative (1)	77,589	125,459	800,131	1,402,147
Depreciation expense	595	1,252	1,786	3,757
Exploration expense	8,235	5,846	9,096	8,091
	86,419	132,557	811,013	1,413,995
Operating loss	(86,419)	(82,557)	(502,513)	(1,113,995)

Other income
Interest and other income	6,453	7,039	21,613	24,231
Gold bullion mark to market	27,035	(2,356)	31,928	24,955
	33,488	4,683	53,541	49,186
Net loss	$(52,931)	$(77,874)	$(448,972)	$(1,064,809)

Basic loss per share	$(0.01)	$(0.01)	$(0.05)	$(0.11)

Basic weighted average common shares outstanding	9,769,250	9,744,250	9,757,345	9,744,250

Diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.11)

Diluted weighted average common shares outstanding	10,354,250	9,744,250	10,297,107	9,744,250

ACCUMULATED DEFICIT:
Beginning of period	$(9,807,727)	$(9,301,486)	$(9,411,686)	$(8,314,551)
Net loss	(52,931)	(77,874)	(448,972)	(1,064,809)
End of period	$(9,860,658)	$(9,379,360)	$(9,860,658)	$(9,379,360)

GOLDEN CYCLE GOLD CORPORATION

CONSOLIDATED

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

September 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(448,972)	$(1,064,809)
Adjustments to reconcile net loss to netcash used in operating activities:
Depreciation	1,786	3,758
Increase in market value of gold asset	(31,928)	(24,955)
Non-cash compensation liability accrual reclassified to contributed capital	—	8,940
Increase in interest receivable and other current assets	(6,696)	(2,734)
Decrease in accounts payable and accrued liabilities	(8,123)	(25,568)
Decrease in market value of stock	(18,000)	—
Non-cash stock based compensation	461,526	791,597
Net cash used in operating activities	(50,407)	(313,771)

Cash flows from investing activities:
Decrease (increase) in short-term investments, net	(16,088)	246,632
Purchase of equipment	—	(1,110)
Net cash provided by (used in) investing activities	(16,088)	245,522

Cash flows provided by financing activities:
Proceeds from exercise of stock options	45,000	—
Net cash provided by financing activities	45,000	—

Net decrease in cash and cash equivalents	(21,495)	(68,249)

Cash and cash equivalents, beginning of period	53,142	167,169

Cash and cash equivalents, end of period	$31,647	$98,920

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

(2)  INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in the Cripple Creek & Victor Gold Mining Company (the “Joint Venture”) on the equity method. During 1992, the Company’s investment balance in the Joint Venture was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income, as the Company is not currently required to finance the Joint Venture’s operating losses or capital expenditures. Correspondingly, the Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the cumulative amount of previously unrecorded Joint Venture losses has been recouped and the Company receives cash distributions in excess of the Minimum Annual Payment. As of September 30, 2007, the Company’s share of accumulated unrecorded losses from the Joint Venture was $1,912,800.

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

(3)  EARNINGS PER SHARE

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. On a weighted average basis there were 586,000 shares and 539,762 shares of dilutive securities outstanding during the three and nine months ended September 30, 2007, respectively. For the same three and nine month periods of 2006 there were 510,000 and 438,571 shares of dilutive securities outstanding.

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

(5)  ILLIPAH SALE CONTINGENCY

Should Tornado Gold International Inc. fail to complete the conditions of its purchase of the Illipah property, Golden Cycle may be entitled to full possession of the property and later market the property again. Tornado Gold has provided notice of its intent to hold the property for the second fiscal year of the contract which began August 23, 2007. Tornado Gold is also required to provide Golden Cycle a report of the completion of its first year’s (ending August 23, 2007) exploration program totaling more than $250,000 in exploration and development expenses, and convey to Golden Cycle an additional 200,000 shares of its common stock. During the second twelve months of the contract which concludes August 23, 2008, Tornado is responsible for the minimum annual royalty payment and the Bureau of Land Management and County claim maintenance fees. Further, Tornado is required to expend an additional $500,000 in exploration and developments expenses on the Illipah property. If any of these conditions of the agreement are not met, Golden Cycle could claim a default by Tornado Gold.

(6)  MARKETABLE EQUITY SECURITIES

The Company’s investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders’ equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. The Company had marketable equity securities with fair values of $40,500 and $0 respectively, and cost of $58,500 and $0, respectively, at September 30, 2007 and December 31, 2006. Golden Cycle has accumulated other comprehensive income for unrealized holding losses of $18,000 and $0 at September 30, 2007 and December 31, 2006, respectively, related to our marketable equity securities.

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

Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold, or third-party financial institutions, and are repayable prior to distributions to the venture participants. AngloGold (the “Manager”) reported that Initial Loans, payable to AngloGold, of approximately $336.4 million were outstanding at September 30, 2007. Under the Agreement as amended, the Joint Venture has not distributed any Net Proceeds. Based on the amount of Initial Loans payable to the Manager, management of the Company believes that, absent a significant and sustained increase in the prevailing market prices for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

Illipah

The Company entered into an agreement (the “Agreement”) effective August 23, 2006, with Tornado Gold International Corp. (“Tornado”), pursuant to which Tornado acquired certain mining claims referred to as the Illipah claims. Tornado paid the Company $50,000 upon execution of the Agreement, an additional $50,000 on November 22, 2006 and 150,000 shares of Tornado common stock on March 13, 2007 in accordance with the Agreement. An additional 200,000 shares of Tornado common stock is due to Golden Cycle at present. Upon execution of the Agreement, Tornado assumed the Company’s obligations in an underlying exploration and mining lease agreement on the claims, and granted to the Company a production royalty of two percent of net smelter returns on all rents and mineral production from the property. Tornado has the option, exercisable at any time prior to commercial production on any of the Illipah claims, to reduce the Company’s production royalties from two percent to one percent by paying the Company, at the Company’s option, either $1 million, or its equivalent in gold bullion at the August 23, 2006 closing price of gold on the New York Commodity Exchange ($623.70 per troy ounce). Tornado has also agreed to undertake an exploration program on the Illipah property and related area of interest, and incur exploration and development expenditures of at least $750,000 within two years, of which $250,000 was to be expended during the first year of the Agreement. Pursuant to the Agreement, the Company may reacquire the Illipah claims under certain circumstances, such as default by Tornado.

Liquidity and Capital Resources

Cash used in operations was approximately $50,000 in the nine months ended September 30, 2007 compared to cash used in operations of approximately $314,000 during the same period in 2006. The approximately $264,000 decrease in cash used in by operations in the 2007 period compared to the 2006 period was primarily due to decreased non-cash compensation expense of $330,000, offset by a $18,000 decrease in the value of Tornado common stock held, $17,000 decrease in accounts payable, $4,000 increase in other current assets, and decreased operating expense (primarily a decrease in salary and legal expenses) during the 2007 period. The non-cash compensation expense decreased due to fewer option shares issued (100,000 in June 2007 compared to 125,000 in June 2006) and decreased Black-Scholes model estimated value per option share issued ($4.62 in June 2007 compared to $6.33 in June 2006).

The Company’s working capital was approximately $798,000 at September 30, 2007 compared to $757,000 at December 31, 2006. The increase in working capital at September 30, 2007 was primarily due to $45,000 received on exercise of stock options by a director and the receipt of $58,500 of Tornado common stock partially offset by $50,000 cash used in operations.

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

Results of Operations

The Company recorded net operating loss for the three months ended September 30, 2007, of approximately $86,000, compared to net operating loss of approximately

$83,000 in the comparable 2006 period. The increase in net loss for the three months ended September 30, 2007, compared with the corresponding period in 2006, was due primarily to increased exploration expense in the 2007 period. The Company recorded net operating loss for the nine months ended September 30, 2007, of approximately $449,000, compared to net operating loss of approximately $1,114,000 in the comparable 2006 period. The decrease in net loss for the three months ended September 30, 2007, compared with the corresponding period in 2006, was due primarily to decreased general and administrative expenses and decreased non-cash compensation expenses, as discussed above, during the 2007 period.

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

The Joint Venture reported a net profit of approximately $11.5 million for the three months ended September 30, 2007 as compared to a net profit of $9.3 million for the corresponding period in 2006. The increase in net profit in the 2007 period was primarily due to a combination of higher revenue from gold bullion sales ($44.3 million vs. $43.0 million) due to higher prevailing gold bullion prices and lower interest expense ($8.2 million vs. $10.9 million) partially offset by increased operating costs ($24.6 million vs. $22.9 million) during the 2007 period.

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

Internal Control over Financial Reporting

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2007, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

31.1.	Rule 13a-14(a)/15d-14(a) Certification. (Sarbanes-Oxley Act Section 302 Certification Principal Executive Officer and Principal Financial Officer.)

32.1.	Section 1350 Certification.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN CYCLE GOLD CORPORATION
(Registrant)

Date: November 13, 2007	/s/ R. Herbert Hampton
R. Herbert Hampton, President, Chief
Executive Officer, and Treasurer
(Principal Executive Officer, Principal
Financial Officer, and Principal Accounting
Officer)