Form 10-K
period 2007-12-31
GOLDEN CYCLE GOLD CORP
filed 2008-03-21
CIK 719754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-09385

GOLDEN CYCLE GOLD CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Colorado	84-0630963
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 201, 1515 South Tejon
Colorado Springs, Colorado	80906
(Address of Principal Executive Offices)	(Zip Code)

(719) 471-9013

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	NYSE Arca

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $42,292,153

The number of shares of the Registrant’s Common Stock outstanding as of March 14, 2008 was 9,769,250.

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under Item 1 “Description of the Business,” Item 1A. “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

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

In addition to its Joint Venture activities, the Company incorporated Golden Cycle Philippines, Inc. (“GCPI”), a wholly-owned subsidiary, under the laws of the Philippines on November 12, 1996. GCPI entered into an agreement with Benguet Corporation, a Philippine mining company, providing for their joint participation in the exploration, development and production of mining properties in certain areas of the Philippines. All GCPI exploration work has been placed on a standby basis until a Mineral Profits Sharing Agreement (“MPSA”) is awarded to the claim owner of the Sagittarius Alpha Realty (“SAR”) claims. See the section below entitled “Golden Cycle Philippines, Inc.” for further information regarding the proposed activities of GCPI in the Philippines.

During January 2002, the Company incorporated Golden Cycle Gold Exploration, Inc., a wholly-owned subsidiary, to conduct exploration activities for the Company. As of this date the Company has not funded Golden Cycle Gold Exploration, Inc.

As of December 31, 2007, the Company had 2 employees.

Agreement and Plan of Merger with AngloGold Ashanti Limited

On January 11, 2008, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with AngloGold Ashanti Limited, a corporation organized under the laws of the Republic of South Africa, AngloGold Ashanti USA Incorporated, a Delaware corporation, and GCGC LLC, a Colorado limited liability company and a direct wholly-owned subsidiary of AngloGold Ashanti USA Incorporated. Under the terms of the Agreement, the Company agreed to be acquired by AngloGold Ashanti through a transaction in which the Company’s shareholders will receive consideration consisting of 0.29 American Depositary Shares of AngloGold Ashanti Limited for each issued and outstanding share of the Company’s common stock, rounded up to the next whole ADS, each whole ADS representing one ordinary share, par value 25 South African cents per share, of AngloGold Ashanti Limited. The Agreement is subject to the approval of the holders of two-thirds of the issued and outstanding shares of the Company’s common stock entitled to vote.

For a description of the terms and conditions of the Agreement and the merger, see the disclosure under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control.”

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

The Joint Venture completed construction of the required infrastructure for the Cresson Mine and began mining operations in 1995, with the first Cresson Mine gold pour occurring on February 14, 1995. In 1996, the Joint Venture completed its first full year of Cresson Mine operations. The development of the East and North Cresson mines began during the second quarter of 1999. The Joint Venture began construction of expanded facilities during early 2002, completing the new truck shop, crushing facility, expanded process facility, and expanded valley leach facility by September 2003. The last step in the mine expansion, a $15.5 million expansion of the valley fill leach facility, was completed during the fall of 2004. The East Cresson surface mine (Altman) completed mining in the fourth quarter 2007. The North Cresson (Wildhorse) mine began operations in first quarter 2007.

The Joint Venture is currently operating under what is termed in the Joint Venture Agreement as the “Initial Phase.” The Joint Venture Agreement states that the Initial Phase will end when: (i) the Initial Loans (as defined below) have been repaid, (ii) a cash reserve has been established to fund accrued reclamation and severance tax obligations, plus an amount approximating nine months of estimated operating costs, plus an amount approximating twelve months of estimated capital costs, and (iii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed as follows: 80% to AngloGold and 20% to the Company.

In each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves, whichever occurs first, the Company is generally entitled to receive an annual minimum distribution of $250,000 (a “Minimum Annual Distribution”) from the Joint Venture. The first three Minimum Annual Distributions in 1991, 1992 and 1993 were not deemed to be a distribution of Net Proceeds to the Company and were not applied against the Company’s share of any Net Proceeds. The Minimum Annual Distributions received on January 15, 1994 and thereafter constitute an advance on Net Proceeds and will be recouped against future shares of Net Proceeds to the Company.

After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to AngloGold and 33% to the Company.

The Joint Venture Agreement provides that, during the period from January 1, 1991 until the end of the Initial Phase, all funds required for operations and mine development by the Joint Venture will be loaned (the “Initial Loans”) to the Joint Venture by either AngloGold or, if such loans are available at a lower cost than from AngloGold, financial institutions. Except for the Minimum Annual Distributions, the Initial Loans and interest thereon must be repaid prior to distributions of Net Proceeds to the Joint Venturers. The audited Joint Venture financial statements reported that as of December 31, 2007, the Joint Venture had $310.8 million in Initial Loans payable to AngloGold. After the Initial Phase, the Joint Venturers will contribute funds in proportion to their respective distributive shares.

The Joint Venture recorded net income of $58.9 million for the year ended December 31, 2007 compared to net income of $38.4 and $9.5 million for the years ended December 31, 2006 and December 31, 2005, respectively. There is no assurance that the Joint Venture will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of the Joint Venture to sustain profitability is dependent upon a number of factors beyond the control of the Joint Venture, including without limitation, the market price of gold, which is volatile and subject to speculative movement, and the extent of mineralization in the area controlled by the Joint Venture and the efficiency of its mining operations. For further discussion of these and other risks affecting profitability, see Item 1A. “Risk Factors” below.

Whether future gold prices and the results of the Joint Venture’s operations will reach and maintain a level necessary to repay the Initial Loans, complete the Initial Phase, and thereafter generate net income cannot be assured.

2007 Operational Highlights

As the Joint Venture’s Manager, AngloGold provides the Company with detailed information on the activities and operations of the Joint Venture. The following description of the Joint Venture’s operation is derived from reports made available by the Manager, upon whom reliance is placed.

Production

In 2007, Joint Venture gold production was 281,822 troy ounces compared to 283,486 troy ounces of gold produced during 2006. CC&V experienced a prolonged drought over the fourteen months leading into June 2006. The drought caused reduced pregnant pond levels within the Valley Leach Facility (“VLF”), which caused CC&V to reduce the flow rates through the gold recovery circuit, which in turn resulted in reduced fluid movement through the leach facility, and ultimately reduced daily gold recoveries. During 2007, CC&V addressed the water shortage by approximately doubling the amount of water available to the mine, from 1,000 gallons per minute to 2,000 gallons per minute. Further, the mine received precipitation at more historically average rates during 2007. Nonetheless, the inventory of recoverable gold ounces in inventory on the VLF grew during the year (+76,427 troy ounces), ending at 627,767 recoverable troy ounces of gold.

During 2007, CC&V mined 22,811,308 tons of ore, including 491,596 tons run of mine ore (ore which was sufficiently fine after blasting and mining and therefore not sent through the crusher circuit), containing an estimated 559,783 troy ounces of gold of which 358,249 are estimated to be recoverable. The average recoverable ore grade mined during 2007 was 0.025 troy ounces per ton of ore. The average strip ratio overburden to ore mine was 1.35. The mining and crushing operations are performing at a 22 million ore ton per year pace in spite of numerous truck and shovel maintenance challenges. Variable mining costs continue to escalate, in part due to increased mining volumes; however, commodity costs are the primary driver of increased costs at CC&V. Commodity costs have been increasing, and continue to increase, resulting in higher overall costs per troy ounce of gold produced. Mine personnel continue to seek efficiencies and to manage costs to minimize the impact upon cost per ounce. CC&V mined a total of 53.5 million tons of material during the year.  The crushing facility operated at above plant design capacity (20 million tons/year) during the year, crushing 22.3 million tons during the year.

Revenue and Costs

During 2007, the Joint Venture sold 279,458 troy ounces of gold at an average price of $697 per ounce producing total gold sale revenues of approximately $194.8 million. The Joint Venture cash production costs for 2007 were approximately $269 per troy ounce compared to $246 per troy ounce during 2006 and a budget of $270 per troy ounce. The main reason for the higher cost per ounce in 2007 compared to the cost per ounce during 2006 was the increase in the price of commodities consumed in operations during 2007. The Joint Venture had total operating costs of $103 million, including depreciation, depletion, amortization and reclamation expenses of $25.4 million and accretion expense of $1.8 million for the year. This compares to $98.3 million, $26.5 million and $1.4 million for the year ended 2006.

Interest expense on the Initial Loans was approximately $32.8 million (compared to $34.4 and $29.2 million in the years 2006 and 2005, respectively). In 2007, the Company received its Minimum Annual Distribution of $250,000 which will be recouped from future shares of Net Proceeds to the Company.

Ore Reserves and Non-reserve Mineralization

The Joint Venture focused on development, exploration and engineering feasibility work concerning future operations. The main objective of CC&V’s continuing exploration program for 2007 was to drill the west wall of the East Cresson (Altman) to determine the feasibility of expanding the mine in that direction, to continue the expansion of the Control Point and Schist Island mineral deposits and to expand information on the gold mineralization in the Globe Hill area with particular emphasis on metallurgical and geotechnical data, and to further increase the drill information available within areas which have previously indicated existing mineralization.

CC&V currently controls over 85% of the patented claims within the district and 100% of the land within the year-end 2007 total mineral resource. All gold ore reserves and mineral resources are stated at 100% ownership basis, although portions of the ore reserves are co-tenant claims and portions are subject to third party royalties which vary according to individual agreements with the underlying property owner.

Each year CC&V models its gold ore reserves to incorporate the results of its exploration program, new geologic information, revised metallurgical recoveries, revised gold price, new geotechnical data, new pit designs, new operating costs and/or allowances for depletion. All ore reserves for 2007 were modeled using a $550 gold price, the same gold price that was used to model the reserves shown for 2006. The cutoff grade for reserves remained unchanged from 2006 at a recoverable cutoff of 0.007 ounces per ton.

The year-end, district-wide, central drill hole database contains 8,924 drill holes (6% core and 94% reverse circulation rotary) with a total footage of 5,049,895 feet. Samples are collected from the reverse circulation drills at five foot intervals and split with a rotary, wet splitter. Coarse exploration drill samples are collected as two splits. One split (analytical sample) is sent for analysis, and the second split is kept as a coarse replicate (metallurgical sample). Individual samples are dried, split into one 300 gram sample, pulverized to 95% minus 150 mesh, blended and fire assayed (FA) using a one assay-ton charge. Prior to 1996, all samples greater than 0.010 opt FA were also analyzed for cyanide soluble gold using a shake leach method (SL). As of 1996, all samples are analyzed using both FA and SL assay methods.

Resource shells were changed to a $700 Lerchs-Grossman envelope around the reserve pits for 2007 resource estimates from the $650 price of gold used in 2006 ore resource estimates. The geostatistical modeling procedures used by the Manager in computing the ore reserves have been reviewed by independent consultants (AMEC, Inc., Independent Mining Consultants, Inc., Mine Reserve Associates, Inc., Mineral Resource Development Associates, Inc., and Mine Development Associates, Inc.) over previous years, and conform to industry standards. The ore reserves are shown on the table below:

Cripple Creek & Victor Gold Mining District

Unaudited CC&V Ore Reserve Estimate as of December 31, 2007*

	Ore Tons (000's)	Gold Ounces Per Ton	Contained Gold Ounces

Proven	118,904	0.028	3,338,792
Probable	52,455	0.027	1,414,237

Total Reserves, 2007	171,359	0.028	4,753,029

Change from 2006	29,127		910,554

Unaudited CC&V Ore Reserve Estimate as of December 31, 2006*

	Ore Tons (000's)	Gold Ounces Per Ton	Contained Gold Ounces

Proven	102,995	0.027	2,797,639
Probable	39,237	0.027	1,044,836

Total Reserves, 2007	142,232	0.027	3,842,475

Note: The tonnage is shown in short tons.

*          These gold reserve figures were estimated based on a $550 per troy ounce gold price for all district deposits for the 2007 estimates and a $550 per troy ounce gold price for the 2006 estimates, and are subject to various royalties. There can be no assurance, however, that the Joint Venture can earn a profit when the market price of gold equals or exceeds the gold price used in estimating those reserves.

**        Recoverability of contained ounces is based on heap leaching and metallurgical testing. Recoverability rates vary by ore type. The recoverable ounces shown are an estimate of the ounces of gold which can be economically and legally recovered based on weight-proportion metallurgical averages for all deposits and do not incorporate potential losses from dilution and mining recovery.

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

The increase in the December 31, 2007 ore reserves (an estimated 1,471,007 contained troy ounces of gold, with an estimated 779,316 recoverable troy ounces of gold) is primarily a result of additional exploration drill results used in the 2007 ore reserve model.

2008 Exploration Program

The focus of the Joint Venture’s 2008 exploration program is to expand existing ore reserves, particularly in the Schist Island, Control Point and Globe Hill areas, and develop additional metallurgical information in mineral resource areas to enable it to change the classification of a portion of its non-reserve mineral resources to mineral reserve ounces of gold. It expects to achieve this goal through additional infill drilling, geotechnical drilling, and metallurgical drilling. Further, the Joint Venture is conducting exploration drilling in additional areas on a widely- spaced drill hole basis with the objective of defining additional mineral resources in the area.

Industry Trends

The dominant trend our industry has been facing is increasing gold prices. The increasing gold price trend has been interrupted periodically by corrections of varying magnitude. It appears to Company management that the various national and international economic trends such as increasing demand for gold, decreasing mine production of gold, weakness in the US dollar and instability in various countries around the world will continue for the immediate future. Company management believes the long term trend of increasing gold prices will continue to favorably impact the economics of its Joint Venture’s operations. The industry continues to be impacted by increasing costs such as diesel and natural gas. Company management expects continued cost pressures over time.

Environmental Reclamation

CC&V has developed an effective environmental protection and reclamation plan for this high-altitude, semiarid, cold-weather, year-round leaching environment. Reclamation has continued since 1992 to support post mining land use for wildlife, including elk. The Joint Venture has secured financial warranties of approximately $45 million with the Colorado Mined Land Reclamation Board to secure reclamation of mining disturbances arising from the CC&V Joint Venture’s mining activities, and will likely be required to post additional sums to accommodate further mining at the Cresson site. Ongoing compliance with federal and state regulations includes seismic, fugitive dust, noise ground and surface water; as well as monitoring rain and snow fall, water and air emissions.

Employment

AngloGold provides the work force required by the Joint Venture, which has no employees. The number of AngloGold employees provided to the Joint Venture increased to 345 at December 31, 2007, from 327 at December 31, 2006.

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

Distribution of Proceeds and Other Financial Aspects

The Joint Venture made payments of the Minimum Annual Distribution of $250,000 to the Company on June 13, 1991, January 15, 1992, and January 15 of each subsequent year, to and including January 15, 2008. Subsequent payments of the same amount are scheduled to be made on January 15th of each year until the conclusion of the Initial Phase, as defined in the Joint Venture Agreement, or until the completion of mining, whichever occurs first. The payments made on January 15, 1994 and subsequent annual payments of $250,000 constitute an advance on Net Proceeds and will be recouped by the Manager against future distributions of Net Proceeds. After recovery by the Manager of these advances, if the Company’s share (20% in the Initial Phase) of Net Proceeds exceeds the applicable Minimum Annual Distribution after recouping any advanced distributions, the larger amount will be distributed to the Company. The Joint Venture recorded net income of $58.9 million for the year ended December 31, 2007.

The Company accounts for its investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as income. During 1992, the Company’s share of Joint Venture losses exceeded the remaining carrying value of the investment and, accordingly, the investment was reduced to zero. The Company does not record its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero. The Company believes that its liability for loss is limited to its loss of its equity in the Joint Venture. To the extent the Joint Venture is subsequently profitable, the Company will not record its share of equity income until the likelihood of receiving cash with the income is more certain. The likelihood of receiving cash distributions is impacted by numerous variables, including the market price of gold bullion, the efficiency of CC&V’s operations, and costs of commodities. Based on the amount of the Initial Loans repayable to AngloGold Ashanti (Colorado) Corp., the Company is not likely to receive distributions in excess of the Minimum Annual Payment in the foreseeable future.

The Company’s share of the Joint Venture net income, which has not been recorded in its consolidated financial statements, is approximately $11.8 million, $7.7 million and $1.9 million in 2007, 2006 and 2005, respectively. The Company’s accumulated unrecorded losses from the Joint Venture were $7.9 million as of December 31, 2006. As such, as of December 31, 2007, the Company’s accumulated unrecorded losses from the Joint Venture were eliminated and the Company recorded Joint Venture equity of $3.9 million. As of December 31, 2007 the receipt of cash distributions from the Joint Venture is highly uncertain as the Joint Venture’s Initial Loans totaling $310,823,000 have not been repaid nor is it anticipated they will be repaid in the foreseeable future based on anticipated future cash flows from the Joint Venture’s operations.

As a result, the Company has accounted for this uncertainty by creating a 100% valuation allowance against the Joint Venture equity interest of $3.9 million. It is anticipated by management that this valuation allowance against the Joint Venture equity will remain until it is determined by management that the collectibility of the investment in the form of future cash distributions becomes probable.

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

First Supplemental Agreement to the BGA

Phase I of the exploration effort on the five Sagittarius Alpha Realty (“SAR”) claims was completed in May 1998. This effort consisted of geological mapping, grid soil sampling and analysis, and stream sediment and water analysis. This work indicates the presence of sizable areas interpreted to be anomalous gold concentrations. These must be further tested through trenching, tunneling and drilling to properly evaluate the gold potential. The Phase II exploration could not be carried out as the old leased claims have not as of this date been awarded a Mineral Production Sharing Agreement (“MPSA”) as required by the 1995 Philippine Mining Law. Thus, all work on this project has been placed on a standby basis until the MPSA is awarded to Benguet, as claim owner. Benguet has not applied for an MPSA as of January 2008. The Company expects to expend approximately $6,000 during 2008 to maintain GCPI on a standby status.

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

The Table Top claim group consists of 38 wholly owned Federal mineral claims, controlled by the Bureau of Land Management (“BLM”), and lies within the Basin and Range province of north-central Nevada, which over the past forty years has become one of the world’s premier gold producing regions. The Table Top claims are subject to an Exploration Right with Option to Purchase agreement requiring the Company to pay the annual assessment fees to the BLM and Humboldt County and five percent of all expenditures on the property up to a maximum amount of

$500,000 to Mr. Wendt, from whom the claims were originally purchased. At present, the Company has paid Mr. Wendt approximately $8,000. The Table Top property can be interpreted to lie within the “Midas” gold bearing zone striking northeast across Nevada, and also as a part of a north-south trend containing the Sleeper Mine, Sandman, Florida Canyon, Rochester and Relief Canyon. The property is located ten miles west of Winnemucca, Nevada.

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

The Table Top claims do not have a readily available source of power, contain no known mineral reserve or resource, and are exploratory in nature. The Company’s intended exploration target will be the discovery of a high grade mineralized gold vein system at depth, to be developed by a phased exploration program. The Company does not anticipate additional exploration activity on this property during 2008.

Illipah

The Company entered into an agreement, effective August 23, 2006, with Tornado Gold International Corporation (TOGI-Q) (“Tornado”) pursuant to which Tornado acquired certain mining claims referred to as the Illipah claims. Tornado paid the Company $50,000 upon execution of the agreement. Under the agreement Tornado paid the Company an additional $50,000 and 50,000 shares of Tornado common stock which was due within ninety days of the date of the agreement, an additional 100,000 shares of Tornado common stock which was due within one hundred eighty days of the date of the agreement and (in March 2008) an additional 200,000 shares which were due within one year of the date of the agreement. Upon execution of the agreement, Tornado assumed Golden Cycle’s obligations in an underlying exploration and mining lease agreement on the claims, and granted to Golden Cycle a production royalty of two percent of net smelter returns on all rents and mineral production from the property. Tornado has the option, exercisable at any time prior to commercial production on any of the Illipah claims, to reduce Golden Cycle production royalties from two percent to one percent by paying Golden Cycle, at Golden Cycle’s option, either $1 million, or its equivalent in gold bullion at the August 23, 2006 closing price of gold on the New York Commodity Exchange. Tornado also agreed to undertake an exploration program on the Illipah property and related area of interest, and incur exploration and development expenditures of at least $750,000 within two years, of which $250,000 must be expended during the first year of the agreement. In the event of a default under the agreement by Tornado, Golden Cycle may reacquire the Illipah claims under certain circumstances.

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

Colorado

The Company’s continuing exploration effort in the Company’s home state of Colorado was largely placed on hold during 2006 and 2005 while the Company focused on its exploration priority at that time, the Illipah exploration project until Tornado acquired the Illipah claims. The Company has developed a geologic concept indicating the possibility of an exploration target which meets the Company’s criterion in southwest Colorado. During 2007 the Company completed a regional study of the target area, including satellite imagery which it began in 2004, with the objective of narrowing the target area to two or three definable locations in which initial mineral sampling could be initiated.

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

In addition, as of December 31, 2007, CC&V had posted a bond of approximately $45 million with the Colorado Mined Land Reclamation Board to secure reclamation of mining disturbances arising from the CC&V Joint Venture’s mining activities, and will likely be required to post additional sums to accommodate further mining at the Cresson site.

We are subject to risks related to our Philippine activities.

We have entered into an agreement with a Philippine mining company, Benguet Corporation. The operating agreement stipulates that our Philippine subsidiary, Golden Cycle Philippines, Inc., would manage the exploration, development and/or mining of certain designated properties in the Philippines. We have never before engaged in mining activities in the Philippines. Moreover, since our inception in 1972, we have never served as manager of any mining project in the United States or any foreign country. Consequently, we will, in connection with activities in the Philippines, be subject to the risks and uncertainties inherent in any new business enterprise, such as the ability to hire and retain qualified personnel and to raise sufficient capital. Further, we may also be subject to certain risks of doing business in foreign countries, such as political instability, unfamiliarity with local laws, and currency exchange risk. Currently all the activities of the Philippines subsidiary are on hold pending approval of a Mineral Production Sharing Agreement by the Philippine government. The Company wrote off the remaining value of its investment in the Philippine subsidiary during 2006. If opportunities to economically pursue activities in the Philippines are available, and if we elect to pursue them, additional capital may be required. There is no assurance that we will be able to obtain the additional capital, if required, or that such capital would be available to us on terms which would be acceptable.

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

Our participation in CC&V constitutes our primary business. Gold production at CC&V accounted for all of our total gold production in fiscal years ended December 31, 2007 and December 31, 2006. Substantially all of our revenues and cash flow are derived from this gold production. Our results of operations, cash flow, and financial condition could be materially adversely affected if production at the Cresson mine is disrupted due to unforseeable events such as labor interruptions, technical problems, or environmental factors, such as seismic events.

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

During fiscal years ended December 31, 2007, 2006, and 2005 the CC&V Joint Venture recorded net income of $58.9 million, $38.4 million, and $9.5 million respectively. However, in previous years, CC&V incurred substantial losses during each year of operation except 1996. There is no assurance that CC&V will be able to achieve profitability in any subsequent period or to sustain profitability for an extended period. The ability of CC&V to operate on a profitable basis depends, to a large degree, on the market price for gold. The market price of gold is volatile, subject to speculative movement and is affected by numerous factors beyond our control, including international, economic and political conditions, levels of supply and demand, the inventory levels maintained by gold producers and others and, to a lesser degree, inventory carrying costs (primarily interest charges) and international exchange rates. Whether gold prices will maintain a level that will enable CC&V to operate profitability on a continuing basis cannot be assured.

It is unlikely that we will receive Net Proceeds from CC&V in the foreseeable future.

Based on the amount of the Initial Loans payable by CC&V to AngloGold ($310.8 million as of December 31, 2007) which must be repaid prior to the distribution of any Net Proceeds to us, and the amount of income which the Joint Venture can reasonably be expected to generate over the next several years, we believe that, absent a significant and sustained increase in the price of gold and an improvement in the efficiency of the operations of the Joint Venture, it is unlikely that we will receive more than the Minimum Annual Distributions from CC&V for the foreseeable future based on the current terms of the Joint Venture Agreement. Therefore, even if CC&V achieves profitability for a sustained period, it is unlikely that this would have any impact on our cash flow for the foreseeable future.

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

Other Risks

The Company has entered into an Agreement and Plan of Merger with AngloGold Ashanti Limited.

On January 11, 2008, the Company entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) with AngloGold Ashanti Limited, a corporation organized under the laws of the Republic of South Africa, AngloGold Ashanti USA Incorporated, a Delaware corporation, and GCGC LLC, a Colorado limited liability company and a direct wholly-owned subsidiary of AngloGold Ashanti USA Incorporated. Under the terms of the Agreement and Plan of Merger, the Company agreed to be acquired by AngloGold Ashanti Limited through a transaction in which the Company’s shareholders will receive consideration consisting of 0.29 American Depositary Shares of AngloGold Ashanti Limited for each issued and outstanding share of the Company’s common stock, rounded up to the next whole ADS, each whole ADS representing one ordinary share, par value 25 South African cents per share, of AngloGold Ashanti Limited. The transaction is subject to mutual customary conditions to closing, including approval of the holders of two-thirds of the issued and outstanding shares of the Company’s common stock entitled to vote.

Because the Agreement and Plan of Merger is subject to a number of closing conditions, many of which are beyond its control, the Company cannot guarantee that the Agreement and Plan of Merger and the merger will be consummated as anticipated, if at all. In addition, the Agreement and Plan of Merger allows for both parties to terminate the Agreement and Plan of Merger upon the occurrence of certain events, including, in the case of AngloGold Ashanti, upon the occurrence of a “material adverse effect” (as defined in the Agreement and Plan of Merger) with respect to the Company. The Company cannot guarantee that these events will not occur and that either the Company or AngloGold Ashanti Limited will not terminate the Agreement and Plan of Merger. While termination by AngloGold Ashanti Limited under certain circumstances may entitle the Company to a termination fee of $1,440,000, AngloGold Ashanti is entitled to terminate under conditions that do not trigger the termination fee. Additionally, termination of the Agreement and Plan of Merger by the Company under certain conditions will require the Company to reimburse AngloGold Ashanti Limited for its transaction expenses up to ($500,000) and will require the Company to pay a $5,760,000 termination fee to AngloGold Ashanti.

If the Agreement and Plan of Merger and the transaction fail to close or close under different terms and conditions than currently contemplated, a shareholder in the Company’s common stock may not realize the full, anticipated benefits of the transaction, if at all.

If the Agreement and Plan of Merger is terminated and the merger is not consummated, the Company may be unable to pay the costs and expenses of negotiating and documenting the Agreement and Plan of Merger, including administrative, accounting, and legal expenses, and the Company may be unable to pay ongoing general and administrative expenses without raising additional capital through debt or equity financings, which could potentially dilute shareholder interests. If the Company terminates the Agreement and Plan of Merger and is forced to pay the $5,760,000 termination fee, the Company may be unable to meet its ongoing liabilities and the Company would likely be required to raise additional capital. There is no assurance that the Company will be able to raise such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable.

For a description of the terms and conditions of the Agreement and Plan of Merger and the merger, see the disclosure under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control.”

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

From the inception of production in 1891 until the suspension of operations in 1960, the Cripple Creek Mining District was the major gold mining district in the United States. It is estimated that approximately 21 million ounces of gold were produced in this period, principally from mines later contributed to the Joint Venture by Golden Cycle Gold Corporation. The Joint Venture, including a number of Joint Venture partners, has added about 3.4 million troy ounces of gold production to this total during the period 1985 through 2007. The Joint Venture mining properties include most of the principal formerly producing mines in the Cripple Creek district, including the Ajax, Cresson, Portland, Independence, Vindicator and Golden Cycle. Because of the age of many of the mines and the fact that mining operations throughout the Basin declined and were suspended more than thirty years ago, the existing mine shafts and workings are unsuitable for current operation without substantial rehabilitation. The Joint Venture is not currently and does not anticipate, operating underground.

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

ITEM 3. LEGAL PROCEEDINGS

The Company, owner of a 33% interest in Cripple Creek & Victor Gold Company (“CC&V”), and the owner of the other 67% interest therein, AngloGold (Colorado) Corp., now AngloGold Ashanti (Colorado) Corp., and its direct parent AngloGold North America Inc., now AngloGold Ashanti North America Inc., were sued together with CC&V, the owner and operator of the Cresson Project, by the Sierra Club and Mineral Policy Center in 2001. The Plaintiffs asserted numerous violations of the U.S. Clean Water Act which went to trial in the United States District Court for the District of Colorado early in 2006, resulting in a judgment in favor of all Defendants and against all Plaintiffs on all claims, as well as an award of costs and attorneys fees incurred after the point in time at which the Plaintiffs knew or should have known that their “dogged pursuit of factually unsupported claims” was unreasonable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock was listed and traded on the Pacific Exchange since 1987 (except during the period from July 6, 1994 to August 30, 1994), and from July 1, 1983 until June 30, 1992 was quoted on NASDAQ. As of March 6, 2006 the Company’s listing was moved to the NYSE-Arca, upon the acquisition of the Pacific Exchange by the NYSE. The Company’s trading symbol is GCGC on the NYSE-Arca. The following table shows the high and low bid price per share on the Pacific Exchange, NYSE-Arca Exchange, or the Over the Counter market, for each calendar quarter since January 1, 2006.

Price Range For:	HIGH	LOW

Quarter ended December 31, 2007	$14.97	$7.10
Quarter ended September 30, 2007	8.15	5.95
Quarter ended June 30, 2007	7.35	5.48
Quarter ended March 31, 2007	7.35	5.00

Quarter ended December 31, 2007	$ 7.90	$6.30
Quarter ended September 30, 2007	8.50	5.25
Quarter ended June 30, 2007	11.00	3.65
Quarter ended March 31, 2007	4.20	3.40

Bid prices are between dealers and do not include mark-ups, markdowns, or commissions, nor do they necessarily represent actual transactions. On March 5, 2008, our common stock closed at $10.60 per share as quoted on the NYSE-Arca Exchange.

Holders of the Company’s Common Stock

The number of holders of record of the Company’s Common Stock as of March 13, 2008 was 676. The number of beneficial owners for whom shares are held in “street name” as of March 13, 2008 is believed to be more than 500.

Dividends

The Company has not paid any dividends. The Company effected a five-for-one stock split effective July 2004 following shareholder approval of an increase in the authorized shares of the Company’s Common Stock from 3.5 million to 100 million at the 2004 annual meeting of shareholders. The Company does not have plans to pay any dividends.

Equity Compensation Plans

The following table shows information for all equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of of Outstanding Options, Warrants and Rights (excluding securities referenced in column a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Referenced in the First Column

Plan Category

Equity Compensation
Plans Approved by
Security Holders	585,000	$4.55	—

Equity Compensation
Plans Not Approved by
Security Holders	—	—	—

Total	585,000	$4.55	—

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

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no sales of unregistered securities or stock repurchases by the Company or any affiliated purchasers during the year ended December 31, 2007.

Performance Graph

ITEM 6. SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003

Revenues(1)	$ 250,000	$ 250,000	$ 250,000	$ 250,000	$ 250,000
Other income	166,000	166,000	61,000	30,000	581,000
Expenses	1,005,000	1,513,000	913,000	602,000	607,000
Share of Mining Joint
Venture Losses(2)	—	—	—	—	—
Net income (Loss)	(588,000)	(1,097,000)	(602,000)	(322,000)	224,000
Net income (Loss)
Per Share	(0.06)	(0.11)	(0.06)	(0.03)	0.02
Total Assets	767,000	803,000	1,125,000	1,647,000	1,872,000
Long term obligations	—	—	—	—	—

(1)        Revenues are comprised of the Minimum Annual Distribution. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below, and Notes to the consolidated financial statements for a description of the accounting for the Minimum Annual Distribution.

(2)        The Joint Venture recorded net income of $58.9 million for the year ended December 31, 2007, net income of $38.4 million for the year ended December 31, 2006, and net income of $9.5 million for the year ended December 31, 2005. The Company’s share of the Joint Venture net income, which has not been recorded in its consolidated financial statements, is approximately $11.8 million, $7.7 million and $1.9 million in 2007, 2006 and 2005, respectively. The Company’s accumulated unrecorded losses from the Joint Venture were $7.9 million as of December 31, 2006. As such, as of December 31, 2007, the Company’s accumulated unrecorded losses from the Joint Venture were eliminated and the Company recorded Joint Venture equity of $3.9 million. As of December 31, 2007 the receipt of cash distributions from the Joint Venture is highly uncertain as the Joint Venture’s Initial Loans totaling $310,823,000 have not been repaid nor is it anticipated they will be repaid in the foreseeable future based on anticipated future cash flows from the Joint Venture’s operations.

As a result, the Company has accounted for this uncertainty by creating a 100% valuation allowance against the Joint Venture equity interest of $3.9 million. It is anticipated by management that this valuation allowance against the Joint Venture equity will remain until it is determined by management that the collectibility of the investment in the form of future cash distributions becomes probable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our financial statements consolidate the operations of our wholly-owned subsidiary, Golden Cycle Philippines, Inc., with those of Golden Cycle Gold Corporation. Golden Cycle Philippines, Inc. has minimal costs and assets and Golden Cycle Gold Exploration, Inc. had no operations or assets during the year ended December 31, 2007.

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

On January 11, 2008, the Company entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) with AngloGold Ashanti Limited, a corporation organized under the laws of the Republic of South Africa, AngloGold Ashanti USA Incorporated, a Delaware corporation, and GCGC LLC, a Colorado limited liability company and a direct wholly-owned subsidiary of AngloGold Ashanti USA Incorporated. Under the terms of the Agreement and Plan of Merger, the Company agreed to be acquired by AngloGold Ashanti through a transaction in which the Company’s shareholders will receive consideration consisting of 0.29 American Depositary Shares of AngloGold Ashanti Limited for each issued and outstanding share of the Company’s common stock, rounded up to the next whole ADS, each whole ADS representing one ordinary share, par value 25 South African cents per share, of AngloGold Ashanti Limited. The Agreement is subject to the approval of the holders of two-thirds of the issued and outstanding shares of the Company’s common stock entitled to vote.

For a description of the terms and conditions of the Agreement and Plan of Merger and the merger, see the disclosure under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control.”

Liquidity and Capital Resources

Our working capital was $648,000 at December 31, 2007 compared to $757,000 at December 31, 2006. Cash used in operations was $171,000 in 2007 compared to $362,000 during 2006. Working capital decreased by approximately $109,000 at December 31, 2007 compared to December 31, 2006 primarily due to net losses in the 2007 period. The decrease in cash used in operations during 2007 was primarily due to decreased net loss during the 2007 period.

We believe that the Company’s working capital, augmented by the Minimum Annual Distribution of $250,000 from the Joint Venture, is adequate to support operations at the current level for the coming year, barring unforeseen events. We anticipate that our Philippine subsidiary will hold all work on a standby basis until the MPSA is awarded to the claim owner. If opportunities to economically pursue or expand Philippine, Nevada, Colorado operations, or any other opportunity discussed above (see Item 1, Other Opportunities) are available, and we elect to pursue them, additional working capital may also be required.

If the Agreement and Plan of Merger is terminated and the merger is not consummated as is currently contemplated, the Company may be unable to pay the costs and expenses of negotiating and documenting the Agreement, including administrative, accounting, and legal expenses, and the Company may be unable to pay ongoing general and administrative expenses without raising more capital through debt or equity financings, which could potentially dilute shareholder interests. If the Company terminates the Agreement and is forced to pay the $5,760,000 termination fee under certain circumstances, the Company may be unable to meet its ongoing liabilities and the Company would likely be required to raise additional capital.

There is no assurance that we will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if we were to commence such operations, it is not presently known when or if a positive cash flow could be derived from the operations.

Results of Operations

Fiscal Year ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

We recorded net loss of approximately $588,000 for the year ended December 31, 2007 compared to a net loss of approximately $1,097,000 for the year ended December 31, 2006. The decrease in net loss during the 2007 period was primarily due to the decrease in stock-based compensation expense of $462,000 for 2007 compared to $792,000 recorded upon the June 5, 2006 automatic grant of stock options in accordance with the Company’s Stockholder approved plan. The net loss for 2007 excluding the above stock-based compensation expense would have been approximately $127,000 compared to $305,000 for the year 2006. The approximately $178,000 decreased loss during 2007 compared to 2006, excluding the impact of the above stock based compensation, was primarily a result of decreased salaries ($26,000), decreased legal fees ($157,000), and increased gold bullion appreciation ($27,000) during the 2007 period, partially offset by increased revenue ($23,500) in the 2006 period, compared to the 2007 period, from the sale of the Company’s Illipah gold prospect.

The Joint Venture recorded net income for the year ended December 31, 2007 of approximately $58.9 million compared to net income of $38.4 and $9.5 million for the years ended December 31, 2006 and December 31, 2005 respectively. The primary reason for the Joint Venture’s improved performance in both 2007 and 2006 over the previous years’ performance was the increase in the prevailing price for gold bullion during each year. The Joint Venture’s average gold bullion sales prices per troy ounce were: $691 during 2007, $603 during 2006 and $445 during 2005.

Fiscal Year ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

We recorded net loss of approximately $1,097,000 for the year ended December 31, 2006 compared to a net loss of approximately $602,000 for the year ended December 31, 2005. The increase in net loss during the 2006 period was primarily due to stock-based compensation expense of $792,000 recorded upon the June 5, 2006 automatic grant of stock options in accordance with the Company’s Stockholder approved plan. The net loss for 2006 excluding the above stock- based compensation expense would have been approximately $305,000. The decreased loss during 2006 represented by the $305,000 was largely due to decreased exploration expenses associated with the Illipah exploration drilling program of approximately $255,000, increased revenue of $100,000 from the Illipah gold prospect sale, elimination of holding costs of $50,000 on the Illipah gold prospect, and increased administrative costs, specifically legal fees.

Critical Accounting Policies and Estimates

We account for our investment in the Joint Venture on the equity method. Joint Venture distributions in excess of the investment carrying value are recorded as revenue, as we are not required to finance the Joint Venture’s operating losses or capital expenditures. Correspondingly, we have not recorded our share of Joint Venture income or losses incurred subsequent to the reduction of the Company’s Joint Venture investment balance to zero in 1992. The Company has not recorded its share of the Joint Venture net income for the 2007 period ($11.8 million) nor its share of the Joint Venture’s net income for the 2006 ($7.7 million) or 2005 ($1.9 million) periods due to an accumulation of unrecorded losses attributable to its share of the Joint Venture ($7,910,000 as of December 31, 2006) operations. As of December 31, 2007, the Company’s accumulated unrecorded losses from the Joint Venture were reduced to zero. The Company did not record as income its share of Joint Venture net income in excess of its accumulated unrecorded losses due to the uncertainty of receiving matching cash distributions, and the fact that if such cash distributions were received, they would likely be in the distant future. As of December 31, 2007, the Company recorded Joint Venture equity of $3,868,400 which has a 100% valuation allowance against it. At the current prevailing price of gold we do not expect receiving cash distributions from the Joint Venture in excess of the Minimum Annual Distribution ($250,000 per year) for the foreseeable future.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Marketable Equity Securities

The Company’s investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders’ equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. The Company had marketable equity securities with fair values of $16,500 and $0 respectively, and cost of $58,500 and $0, respectively, at December 31, 2007 and December 31, 2006. Golden Cycle has accumulated other comprehensive income for unrealized holding losses of $42,000 and $0 at December 31, 2007 and December 31, 2006, respectively, related to our marketable equity securities.

Investment in Mining Joint Venture

The Company accounts for its investment in the Joint Venture on the equity method. In prior years, the Company’s share of Joint Venture losses exceeded the remaining carrying value of the investment and, accordingly, the investment was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income. The Company has not recorded its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero, as the Company has no obligation to fund operating losses. To the extent the Joint Venture is profitable, the Company records its share of equity income. However, the Company currently offsets the Joint Venture equity income with an allowance account due to the uncertainty that the actual receipt of cash distributions by the Company attributable to current year increases in joint venture equity will occur given that those cash distributions are far in the future due to the necessity of repaying the Joint Venture’s Initial Loans.

Mineral Exploration and Development Costs

Mineral exploration costs are expensed as incurred. Mineral property development costs are capitalized and depleted based upon estimated proven and probable recoverable reserves. The Company has no capitalized mineral property development costs at December 31, 2007 or December 31, 2006.

The Company assesses the carrying value of its long-lived assets for impairment whenever changes in facts or circumstances indicate that they may be impaired. Potential impairment is estimated by comparing estimated future undiscounted cash flows expected to be generated from such assets with their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. The Company has not recorded impairment costs at December 31, 2007 or December 31, 2006.

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

Stock Options

The Company adopted SFAS 123R using the modified prospective method. Under this method, compensation cost recognized in the years ended December 31, 2007 and 2006 include: a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using enacted tax rates expected to apply in the years in which such temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period of the enactment date. A valuation allowance is recognized unless tax assets are more likely than not to be realized. Golden Cycle adopted FIN 48 on January 1, 2007 and it has not had an impact on its financial position, results of operations or cash flows. For more information see Notes to the Financial Statements, note 6, “Recently Issued Financial Accounting Standards”.

Comprehensive Income

In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). We have recorded a ($42,000) mark to market on the decrease in the market value of Tornado common stock and disclosed comprehensive income (loss) in our consolidated financial statements accordingly.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Company’s current contractual obligations.

Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other Long-Term Liabilities	$71,164	$71,164	—	—	—

Total	$71,164	$71,164	—	—	—

The total contractual obligation of the Company is its Employment Agreement with Mr. Hampton which expires in August 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During fiscal years 2007 and 2006, we have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

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

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, for the Company. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2007 pertaining to financial reporting in accordance with the framework and criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the evaluation, management concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Within the year ended December 31, 2007, there were no changes to our internal control over financial reporting that materially affected, or is reasonably likely, or are reasonably likely, to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

The following table and information that follows sets forth, as of December 31, 2007,the names, and positions of the Company’s directors and executive officers:

Name	Current Office with Company	Principal Occupation Last Five Years	Director Since

Taki N. Anagnoston, M.D.	Director	Private security analyst and investor, real estate investor and developer, medical doctor in private practice for more than forty years.	2004

Donald L. Gustafson	Director	Vice President, Exploration of the Corporation from Aug 1, 2004 to Nov 31, 2006; Consulting Economic Geologist from 1998 and consultant to the Corporation through June 2004; Director of Gold Summit Exploration since 2001; Director of Green River Geology Co PTY LTD since 2004; President and Chief Operating Officer, Quest International Minerals, 1996-1998; Homestake Mining Company from 1975-1990 and Vice President Exploration of Homestake International Minerals, 1985-1990	2004

R. Herbert Hampton	President, Chief Executive Officer, Treasurer	President, Chief Executive Officer and Treasurer of the Corporation since April 1999; Vice President, Finance From August 1, 1993 to April 1999; Secretary and Treasurer of the Corporation from May 1994 to April 1999; and an employee of the Corporation since October 1, 1992.	1999

James C. Ruder	Chairman of the Board, Director	Chairman of Board of the Corporation since June 2003 and of Golden Cycle Exploration since June 2002; Private security analyst and investor, primarily in gold and gold mining equities for more than twenty years.	2003
Robert T. Thul	Director	Independent Certified Public Accountant from 1985 to present. Treasurer of Golden Cycle Gold Corporation from 1973 to 1983.	2003

The following is a description of the business background of the directors and executive officers of the Company.

R. Herbert Hampton (61) – Chief Executive Officer, Treasurer

Mr. Hampton has been an employee of the Company since October 1, 1992. Mr. Hampton was Secretary and Treasurer to the Company from May 1994 to April 1999 and Vice President, Finance from August 1, 1993 to April 1999. Since April 1999, Mr. Hampton has been the Company’s President, Chief Executive Officer and Treasurer. Mr. Hampton received a Bachelor of Science in Accounting from Brigham Young University in 1972 and a Masters of Business Administration from University of Utah in 1980.

James C. Ruder (78) – Chairman of the Board, Director

Mr. Ruder has been Chairman of the Board of the Company since June 2003. Mr. Ruder has been Chairman of the Board to Golden Cycle Exploration since June 2002. Mr. Ruder has been a private security analyst and investor, primarily in gold and gold mining equities, for the past twenty years. Mr. Ruder received Bachelor of Arts from Stanford University in 1951 and a Master of Business Administration from Stanford University Graduate School of Business in 1953.

Robert T. Thul (62) – Director

Mr. Thul was the Treasurer of Golden Cycle from 1973 to 1983. Mr. Thul has been a self-employed independent certified public accountant from 1985 to the present. Mr. Thul received Bachelor of Arts from Saint Norbert College in 1969 and a Masters of Business Administration from University of Colorado in 1990.

Donald L. Gustafson (69) – Director

Mr. Gustafson is a self-employed geologic consultant since December 2006. Mr. Gustafson was the vice president, exploration of the Company from August 1, 2004 to November 31,2006. Mr. Gustafson was a consulting economic geologist from 1998 and consultant to the Company through June 2004. Mr. Gustafson has been a director of Gold Summit Exploration since 2001 and a director of Green River Geology Co PTY LTD since 2004. He was president and chief operating officer of Quest International minerals from 1996-1998. Mr. Gustafson was vice president exploration of Homestake International Minerals from 1985-1990. Mr. Gustafson received a Bachelors of Arts in Geology and Mineralology in 1963 and a Masters of Science in Geology from the University of Colorado in 1965.

Taki N. Anagnoston, M.D. (76) – Director

Mr. Anagnoston has been a medical doctor in solo private practice since 1965. Mr. Anagnoston is also a private security analyst and investor and real estate investor and developer. Mr. Anagnoston received a Bachelor of Science from Otterbein College in 1954 and MD Universtity of Cincinatti 1958 became OBGYN Specialist 1962.

Legal Proceedings

None of the Corporation’s directors, officers, or affiliates, or any beneficial owner of record of more than 5% of the Corporation’s common stock, or any associate of such persons, is a party adverse to the Corporation or has a material adverse interest to the Corporation.

Family Relationships

None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees. To our knowledge, there are no arrangements or understandings between any of our officers and any other person, including Directors, pursuant to which the officer was selected to serve as an officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Corporation’s directors, executive officers and 10% shareholders are required to file with the Securities and Exchange Commission and the NYSE-Arca reports of ownership and changes in ownership of the Corporation’s Common Stock. Copies of such forms are required to be furnished to the Corporation. Based solely on its review of the copies of such reports, or written representations that no reports were required, the Corporation believes that during the fiscal year ended December 31, 2007, its directors, executive officers and 10% shareholders complied with the Section 16(a) requirements.

Audit Committee

Pursuant to Paragraph 16 of the Corporation’s By-Laws, the Board of Directors has created a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A). The Committee is comprised of Messrs. Robert T. Thul (Chairman), James C. Ruder, and Dr. Taki N. Anagnoston, and is empowered to supervise the auditing of the accounts of the Corporation. Its primary duties and responsibilities are to:  monitor the integrity of the Corporation’s financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance; monitor the independence and performance of the Corporation’s independent auditors; provide an avenue of communication among the independent auditors, management and the Board of Directors; and performing other duties and functions deemed appropriate by the Board. The Corporation’s Board of Directors has determined that Mr. Robert T. Thul is a “financial expert” as defined by the NYSE-Arca and the SEC. The Audit Committee charter is available on the Corporation’s website, www.goldencycle.com. The Audit Committee met four times during the fiscal year ended December 31, 2007.

Code of Ethics

The Corporation has adopted a Code of Ethics that applies to its management (including its Chief Executive Officer and any other accounting officer, controller or persons performing similar functions) and its directors. The Code of Ethics is also available on the Corporation’s website, www.goldencycle.com. In the event that we amend our Code of Ethics or grant a waiver from its restrictions to a person covered by the Code of Ethics, we intend to provide this information on our website.

Shareholder Communication with the Board of Directors

Historically, the Corporation has not adopted a formal process for stockholder communications with the Board. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board, or individual directors as applicable, and that appropriate responses are provided to the stockholder in a timely manner. Stockholders wishing to communicate at any time with the Board of Directors, or a specific member of the Board, may do so by writing the Board or a specific member of the Board by delivering correspondence in person or by mail to:  The Board of Directors, c/o Wilma L. Delacruz, Corporate Secretary, 1515 South Tejon, Suite 201, Colorado Springs, Colorado 80906. Communication(s) directed to the Board or a specific Board member will be relayed to the intended Board member(s).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information on the compensation earned by Mr. R. Herbert Hampton, the current Chief Executive Officer. The Chief Executive Officer is the highest paid officer of the Corporation.

Change in
Pension
Value and
Non-
						Non-Equity	Qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
R. Herbert Hampton Principal Executive Officer	2007	$98,823	$—	$—	$—	$—	$	$—	$98,823
	2006	$95,375	$—	$—	$158,250	$—	$	$—	$253,625

Compensation Discussion and Analysis

Contract with R. Herbert Hampton

Compensation for R. Herbert Hampton is currently provided pursuant to a three-year contract with Mr. Hampton, which terminates on August 1, 2008. Mr. Hampton’s current compensation consists of base salary payments of approximately $95,375 per year. Salary compensation is paid for executive services rendered by Mr. Hampton for the Corporation. Mr. Hampton serves as the Company’s President, Chief Executive Officer, and Treasurer. Stock option based compensation was granted to Mr. Hampton in his capacity as a Director of the Company. The Compensation Committee will review Mr. Hampton’s compensation next year in anticipation of the expiration of the current contract. Mr. Hampton’s compensation is based on the types and levels of services provided, noting that he is responsible for all the functions of the Company. Mr. Hampton’s compensation has been adjusted annually only for a cost of living allowance computed in accordance with the US Government’s published CPI for the past six years. The Compensation committee recognizes the Company’s limited resources, and has therefore limited salary increases.

Grants of Plan-Based Awards

The Company did not grant options to Mr. Hampton during fiscal 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
R. Herbert Hampton Principal Executive Officer	—	—	—	$—	—		$		$

Option Exercises and Stock Vested

The following table sets forth certain information with respect to the value of stock options held by Mr. R. Herbert Hampton at fiscal year end.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
R. Herbert Hampton Principal Executive Officer	25,000	$125,000	—	$—

(1)	Mr. Hampton holds options entitling him to purchase 225,000 shares of the Corporation’s Common Stock.

Pension Benefits

The Corporation does not have a pension benefit plan.

Pursuant to a resolution of the Company’s board of directors, the Company has agreed to pay Mr. Hampton severance following the closing of the proposed merger with AngloGold Ashanti in a lump sum amount equal to $8,404 per month from the closing of the merger through August 1, 2008. For a description of the terms and conditions of the Agreement and the contemplated transaction, see the disclosure under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control.”

Deferred Compensation

The Corporation does not have deferred compensation.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
James C. Ruder	$10,400	$—	$115,500	$—	$—	—	$125,900
Taki N. Anagnoston	7,400	—	115,500	—	—	—	122,900
Robert T. Thul	10,400	—	115,500	—	—	—	125,900
Donald L. Gustafson	6,000	—	115,500	—	—	—	121,500

The compensation payable to directors is established periodically by the Board. During 2007, each non- management member of the Board was paid a fee of $3,000 for each meeting attended (telephonic meetings excluded) with the Chairman of the Board entitled to an additional fee of $3,000 per year. Directors are also entitled to reimbursement of expenses incurred in connection with such attendance. Members of the Audit Committee are entitled to a fee of $350 for each formal committee meeting with the Chairman of the Audit Committee entitled to an additional fee of $3,000 per year.

Under the terms of the 2002 Stock Option Plan, on June 5th of each year, each director of the Corporation will automatically receive an option to purchase 25,000 shares of the Corporation’s Common Stock at an exercise price equal to the fair market value of such stock on such date, until such director or executive officer has received options to purchase an aggregate of 125,000 shares of Common Stock under such plan. To date, options to purchase 625,000 shares of the Corporation’s Common Stock have been granted under the plan, of which 585,000 are currently outstanding. During 2007, with the exception of Mr. R. Herbert Hampton, all directors received options under the plan. The 2002 Stock Option Plan was completed with the June 2007 stock option grants. No further stock option grants are available under the plan.

Employment Contracts

The Corporation has a three-year employment contract with its President, Mr. R. Herbert Hampton, which pays an annual salary of $85,000, adjusted annually by the consumer price index, ($100,848 annual rate as of March 2008) and expires on August 1, 2008.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the Compensation Committee during fiscal 2007 was a current or former officer or employee of the Corporation or engaged in certain transactions with the Corporation required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during 2007, which generally means that no executive officer of the Corporation served as a director or member of the compensation committee of another entity, which had an executive officer serving as a director or member of the Corporation’s Compensation Committee.

Compensation Committee Report

The Golden Cycle Gold Corporation Compensation Committee oversees the Corporation’s compensation reporting process on behalf of the Board of Directors. The Committee has three members, each of whom is “independent” as defined by applicable SEC, NYSE-Arca and auditing standards. The Committee operates under a written charter, adopted by the Board in April 2004 and revised by the Board in October of 2007.

The Committee assists the Board of Directors by overseeing the (1) annual review of director and executive officer compensation policies and goals, (2) determining the compensation of directors and executive officers, (3) and providing accurate public disclosure of the Corporation’s compensation.

In the course of providing its oversight responsibilities regarding the Corporation’s compensation of directors and executive officers in 2007, the Committee reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report.

Based on the Committee’s review of the Compensation Discussion and Analysis and discussions with the Board of Directors and the Corporation’s management, the Committee recommended that the Compensation Discussion and Analysis be included in this annual report.

Submitted by the following members of the Compensation Committee of the Board of Directors:

Robert T. Thul

Dr. Taki N. Anagnoston

James C. Ruder

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the number and percentage of outstanding shares of the Company’s common stock beneficially owned as of March 18, 2008 by:

•	each director and named executive officer of the Company;

•	all directors and executive officers of the Company as a group; and

•	beneficial owners of 5 percent or more of the Company’s common stock.

As of March 18, 2008, 9,769,250 shares of the Company’s common stock were issued and outstanding.

For purposes of the following table a person or group of persons is deemed to have beneficial ownership of any shares of the Company’s common stock as of a given date which such person or group of persons has the right to acquire within 60 days after March 18, 2008 upon exercise of vested portions of stock options.

	Number of Shares
Beneficial Owner	Beneficially Owned	Percentage of Ownership

MIDAS Fund, Inc.(1)	1,964,500	20.1%
11 Hanover Square
New York, NY 10005
David W. Tice & Associates, LLC(2)	1,298,265	13.2%
Prudent Bear Funds, Inc. 8140 Walnut Hill Lane, Ste 300 Dallas, Texas 75231
R. Herbert Hampton(3)	338,510	3.3%
Donald L. Gustafson(4)	85,000	0.9%
James Ruder(5)	101,000	1.0%
Dr. Taki Anagnoston(6)	559,280	5.7%
Robert Thul(7)	100,125	1.0%
Directors and Officers as a Group	1,183,915	11.43%

(1)

MIDAS Fund, Inc. is a registered, open-end, investment company and is an advisory client of Midas Management Corporation (MMC). Mr. Thomas B. Winmill, a former director of Golden Cycle, is President of MIDAS Fund, Inc., and its investment manager. MMC is a wholly owned subsidiary of Winmill & Co. Incorporated (Winco). Mr. Bassett S. Winmill owns 100% of the outstanding voting stock of Winco and is the principal shareholder of Winco. MMC, Winco and Mr. Bassett S. Winmill each disclaim any economic interest or beneficial ownership in the securities shown above owned by advisory clients of Winco subsidiaries.

(2)

David W. Tice & Associates, LLC is a registered investment advisor and Prudent Bear Funds, Inc. is a registered investment company. Prudent Bear Funds, Inc. includes two operating portfolios, Prudent Bear Fund and Prudent Global Income Fund. David W. Tice and Associates, LLC is the investment adviser to Prudent Bear Funds, Inc.

(3)

R. Herbert Hampton is an officer and director of Golden Cycle. Beneficial ownership includes 56,110 shares of common stock and 225,000 stock options exercisable to acquire common stock. 57,400 shares of common stock beneficially owned by R. Herbert Hampton and his siblings are held by the Estate of Rex H. Hampton.

(4)	Donald L. Gustafson is a director of Golden Cycle. Beneficial ownership includes 85,000 stock options exercisable to acquire common stock.

(5)	James Ruder is a director of Golden Cycle. Beneficial ownership includes 1,000 shares of common stock and 100,000 stock options exercisable to acquire common stock.

(6)	Dr. Taki Anagnoston is a director of Golden Cycle. Beneficial ownership includes 484,280 shares of the common stock and 75,000 stock options exercisable to acquire common stock.

(7)	Robert Thul is a director of Golden Cycle. Beneficial ownership includes 125 shares of common stock and 100,000 stock options exercisable to acquire common stock.

Changes in Control

On January 11, 2008, the Company entered into an Agreement and Plan of Merger (“Agreement and Plan of Merger”) with AngloGold Ashanti Limited, a corporation organized under the laws of the Republic of South Africa (the “Parent”), AngloGold Ashanti USA Incorporated, a Delaware corporation, and GCGC LLC, a Colorado limited liability company and a direct wholly owned subsidiary of AngloGold Ashanti USA Incorporated (collectively, “AngloGold Ashanti”).

Under the terms of the Agreement and Plan of Merger, the Company agreed to be acquired by AngloGold Ashanti through a transaction in which the Company’s shareholders will receive consideration consisting of American Depositary Shares (each, an “ADS”) of Parent under the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the “Transaction”).

The Board of Directors of the Company, upon determination of the fairness from a financial point of view of the Transaction by PI Financial (US) Corp., has determined that the Transaction is fair to and in the best interests of the Company and its shareholders and has recommended that the Company’s shareholders approve the Transaction.

Under the terms of the Agreement and Plan of Merger, it is proposed that the Transaction will be implemented as a statutory merger under Colorado law, pursuant to which the Company will merge with and into GCGC LLC with GCGC LLC continuing as the surviving entity in the merger.

Under the terms and subject to the conditions set forth in the Agreement and Plan of Merger (a) each issued and outstanding share of the Company’s common stock shall be automatically converted into the right to receive 0.29 (the “Exchange Ratio”) ADSs rounded up to the next whole ADS, with each whole ADS representing one ordinary share, par value 25 South African cents per share, of Parent; and (b) each unexpired and unexercised option to purchase the Company’s common stock granted under the Company’s stock option plans, whether vested or unvested, to be automatically converted into an option to purchase a number of ADSs equal to the number of the Company’s shares that could have been purchased (assuming full vesting) under such option multiplied by the Exchange Ratio (rounded down to the nearest whole number of ADSs) at a price per ADS equal to the per-share option exercise price specified in the Company option divided by the Exchange Ratio (rounded up to the nearest whole cent). Such substituted option shall otherwise be subject to the same terms and conditions as the option to purchase the Company’s shares that it was issued in respect of.

Each of the Company and AngloGold Ashanti has made customary representations, warranties and covenants in the Agreement and Plan of Merger.

The Transaction is subject to mutual customary conditions to closing, including: (i) the Company obtaining approval of the holders of two-thirds of the issued and outstanding shares of the Company’s common stock entitled to vote; (ii) no governmental action, suit or proceeding that would prohibit, restrain, enjoin or restrict the consummation of the Transaction; (iii) a Form F-4 registration statement registering the ADSs to be issued in the Transaction with the U.S. Securities and Exchange Commission shall have become effective in accordance with the provisions of the Securities Act of 1933, as amended; (iv) ADSs to be issued in the Transaction shall have been approved for listing on the New York Stock Exchange; and (v) all necessary governmental approvals shall have been obtained or applicable waiting periods shall have expired (including the approval of the South African Reserve Bank).

AngloGold Ashanti’s obligation to close the Transaction is subject to the additional customary conditions to closing, including: (i) no breach of a representation or warranty by the Company that would give rise, in aggregate to a “material adverse effect” (as defined in the Agreement and Plan of Merger); (ii) no material adverse effect shall have occurred to the Company (not caused by or within the control of AngloGold Ashanti); (iii) the Company shall have performed or complied in all material respects with each of its obligations under the Agreement and Plan of Merger; (iv) delivery of tax representations and opinions, auditor comfort letters and officers’ certificates; and (v) evidence reasonably satisfactory to AngloGold Ashanti that the aggregate amount of all unpaid costs and expenses incurred by the Company in connection with the Agreement and Plan of Merger and the Transactions at closing is not in excess of $200,000. The Company’s obligation to close the Transaction is subject to the additional customary conditions to closing, including: (i) no breach of a representation or warrant by AngloGold Ashanti that would give rise in the aggregate to a material adverse effect; (ii) AngloGold Ashanti shall have performed or complied in all material respects with each of its obligations under the Agreement and Plan of Merger; and (iii) delivery of tax representations and opinions, auditor comfort letters and officers’ certificates.

The Agreement and Plan of Merger contains a “no shop” restriction on the Company’s ability to solicit third party proposals, provide information to and engage in discussions and negotiations with third parties. The no shop provision is subject to a “fiduciary out” provision that allows the Company, under certain circumstances and in compliance with certain obligations, to provide information and participate in discussions and negotiations with respect to written third party acquisition proposals submitted after the date of the Agreement and Plan of Merger that the Board of Directors believes in good faith to be bona fide and determines in good faith, after consultation with its outside counsel and receipt of the written opinion of an independent investment bank that the third party acquisition proposal constitutes a “superior proposal” (as defined in the Agreement and Plan of Merger), constitutes a “superior proposal”.

As noted above, the Company’s board of directors unanimously recommended that the Company’s shareholders approve the Agreement and Plan of Merger. Subject to limited exceptions, the Agreement and Plan of Merger prohibits the Company’s board of directors from withdrawing or amending in a manner adverse to AngloGold Ashanti its recommendation. However, under limited circumstances and subject to certain conditions, the Company may make an “adverse recommendation change” (as defined in the Agreement and Plan of Merger) if: (i) the Company receives a bona fide written acquisition proposal from a third party (and such acquisition proposal was not initiated, solicited or knowingly encouraged or facilitated in violation of the Agreement and Plan of Merger), (ii) the board of directors of the Company determines in good faith, after consultation with its outside counsel and receipt of the written opinion of an independent investment bank that the third party acquisition proposal constitutes a “superior proposal” and (iii) the Company provides written notice to AngloGold Ashanti advising that it is contemplating making such an adverse recommendation change and specifying the material facts and information constituting the basis for such contemplated determination; provided that prior to making an adverse recommendation change, at the request of AngloGold Ashanti, during a four business day period, the Company shall negotiate in good faith with respect to any changes or modifications to the Agreement and Plan of Merger which would allow the Board of Directors of the Company not to make such adverse recommendation change consistent with its fiduciary duties. Notwithstanding an adverse recommendation change, the Company shall submit the Agreement and Plan of Merger to its shareholders at the shareholder meeting for the purpose of adopting the Agreement and Plan of Merger, with such disclosures as shall be required by applicable law.

Either party may terminate the Agreement and Plan of Merger (i) by mutual agreement, (ii) if the Transaction has not closed on or before June 30, 2008, provided that such party has fulfilled its obligations under the Agreement and Plan of Merger; (iii) any governmental action, suit or proceeding would prohibit, restrain, enjoin or restrict the consummation of the Transaction; or (iv) the Company shareholders fail to approve the Transaction. In addition, AngloGold Ashanti may terminate the Agreement and Plan of Merger under certain circumstances, including if: (i) the Company’s Board of Directors makes an “adverse recommendation change”; (ii) the Company breaches its “no shop” obligations; (iii) the Company breaches a representation or warranty giving rise to a “ material adverse effect”; (iv) a “material adverse effect” occurs with respect to the Company (not caused by or within the control of AngloGold Ashanti); and (v) the Company fails to satisfy its conditions to closing. The Company may terminate the Agreement and Plan of Merger under certain circumstances, including if: (i) AngloGold Ashanti breaches a representation or warranty giving rise to a “material adverse effect”; or (ii) the Company accepts a “superior proposal” and pays the break fee described below.

In connection with a termination of the Agreement and Plan of Merger, (a) the Company may be required to pay a fee of $5,760,000 to AngloGold Ashanti if: (i) the Transaction has not closed on or before June 30, 2008, provided that AngloGold Ashanti has fulfilled its obligations under the Agreement and Plan of Merger and is prepared to close; (ii) the Company has breached its no-shop covenants or obligation to hold a shareholder meeting; (iii) the Company terminates to accept a “superior proposal”; (iv) the Company’s board of directors make an “adverse recommendation change”, the Company shareholders fail to approve the Transaction or the Transaction has not closed before June 30, 2008 and, in each case, an acquisition transaction with respect to the Company is closed within 18 months of the termination of the Agreement and Plan of Merger; or (v) the Company breaches a representation or warranty giving rise to a “material adverse effect” or fails to comply in all material respects with its covenants and agreements in the Agreement and Plan of Merger, or (b) AngloGold Ashanti may be required to pay a fee of $1,440,000 to the Company if: (i) the Transaction has not closed on or before June 30, 2008, provided that the Company has fulfilled its obligations under the Agreement and Plan of Merger and is prepared to close or (ii) AngloGold Ashanti breaches a representation or warranty giving rise to a “material adverse effect” or fails to comply in all material respects with its covenants and agreements in the Agreement and Plan of Merger. In addition, the Company shall pay AngloGold Ashanti the reasonable, documented costs and expenses incurred by AngloGold Ashanti in connection with the Agreement and Plan of Merger and the Transaction up to an amount equal to $500,000 in the event that AngloGold Ashanti terminates the Agreement and Plan of Merger as the result of an Adverse Recommendation Change, which amount shall be credited towards any termination fee payable to AngloGold Ashanti in connection with such termination.

The foregoing description of the Agreement and Plan of Merger does not purport to be complete and is qualified in its entirety by reference to the Agreement and Plan of Merger. The Agreement and Plan of Merger is filed as an Exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 15, 2008. The Agreement and Plan of Merger contains representations and warranties that the parties to the Agreement and Plan of Merger made to and solely for the benefit of each other, and the assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure schedules that the parties exchanged in connection with execution of the Agreement and Plan of Merger. Accordingly, investors and stockholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the Agreement and Plan of Merger and are modified in important part by the underlying disclosure schedules.

Additionally, on January 11, 2008, AngloGold Ashanti entered into shareholder support agreements with each of the following shareholders:

1.	David W. Tice & Associates, Inc.

2.	OCM Gold Fund

3.	Rex H. Hampton Jr.

4.	Estate of Rex H. Hampton
5.	Dr. Taki N. Anagnoston

6.	James C. Ruder

7.	Robert T. Thul

8.	Donald L. Gustafson

9.	Midas Fund, Inc./Midas Management Corporation

The aforementioned shareholders represent an aggregate of approximately 44.2% of the Company’s outstanding common stock. Each of aforementioned shareholders has agreed, in their capacities as stockholders, upon the terms and subject to the conditions set forth in their respective shareholder support agreements, to vote all shares of common stock beneficially owned by such stockholder in accordance with the terms of such shareholder support agreements, as terms principally stating that all shares of common stock beneficially owned will be voted in favor of the Agreement and Plan of Merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors, named executive officers or more-than-five-percent shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction, during the fiscal year-ended December 31, 2007, or in any proposed transactions which has materially affected or will materially affect us.

Certain members of the Company’s board of directors and executive officers of the Company have interests in the proposed Agreement and Plan of Merger with AngloGold Ashanti that differ from, or are in addition to, their interests as shareholders of the Company. The Company’s board of directors was aware of these interests and considered them, among other matters, in approving the Agreement and Plan of Merger. These interests are described below.

Shareholder Support Agreements

As described above under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Change in Control,” in connection with the Agreement and Plan of Merger, AngloGold Ashanti required that each of Messrs. Hampton, Anagnoston, Ruder, Thul and Gustafson and their respective affiliates enter into shareholder support agreements in which, among other things, they each severally agree to grant an irrevocable proxy to AngloGold Ashanti to vote their shares of the Company’s common stock:

•

in favor of (i) the merger, the adoption of the Agreement and Plan of Merger and the approval of its terms and each of the other transactions contemplated by the Agreement and Plan of Merger and (ii) any other matter necessary to the consummation of the merger and the other transactions contemplated by the Agreement and Plan of Merger;

•

against any other merger agreement or merger (other than the Agreement and Plan of Merger with AngloGold Ashanti and the merger with an indirect subsidiary of AngloGold Ashanti), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company or any of its subsidiaries or any other acquisition proposal;

•

against any amendment of the Company’s articles of incorporation or by-laws or other proposal or transaction involving the Company or any of its subsidiaries, which amendment or other proposal or transaction would in any manner impede, frustrate, prevent or nullify the merger with an indirect subsidiary of AngloGold Ashanti, the merger agreement or any of the other transactions contemplated by the Agreement and Plan of Merger or change in any manner the voting rights of any class of capital stock of the Company; and

•	against any action that would result in a breach of any representation, warranty or covenant made by the Company in the Agreement and Plan of Merger.

Messrs. Hampton, Anagnoston, Ruder, Thul and Gustafson and their respective affiliates beneficially owned approximately 0.6 percent, 5.0 percent, less than 0.1 percent, less than 0.1 percent and zero percent, respectively, of the shares of Golden Cycle common stock outstanding as of March 18, 2008 (excluding shares of the Company’s common stock which such person had the right to acquire as of such date upon exercise of stock options).

Indemnification and Insurance of the Company’s Directors and Officers

The Agreement and Plan of Merger requires the surviving company in the merger to indemnify the Company’s directors and officers and to honor all rights to indemnification and exculpation existing in favor of a director or officer of the Company and its subsidiaries under the Company’s articles of incorporation and by-laws as in effect on the date of the Agreement and Plan of Merger for a period of six years after the effective time of the merger and to maintain for a period of three years after the closing date of the merger director and officer liability insurance for the benefit of the Company’s officers and directors with respect to acts or omissions occurring prior to the closing date.

Stock Options

In connection with the merger, each unexpired and unexercised option to purchase the Company’s common stock granted under the Company’s stock option plans, whether vested or unvested, will be automatically converted into an option to purchase a number of AngloGold Ashanti ADSs equal to the number of shares of the Company’s common stock that could have been purchased (assuming full vesting) under such option multiplied by the exchange ratio of 0.29 (rounded down to the nearest whole number of AngloGold Ashanti ADSs) at a price per AngloGold Ashanti ADS equal to the per share option exercise price specified in the Company option divided by the exchange ratio of 0.29 (rounded up to the nearest whole cent). Each substituted option shall otherwise be subject to the same terms and conditions as the option to purchase the Company’s common stock that it was issued in respect of. Prior to the closing of the merger, each director and officer of the Company will voluntarily tender his resignation and, under the terms of the option plans pursuant to which the Company’s stock options were issued, each substituted option will therefore expire six months following the closing of the merger.

Severance Pay

Pursuant to a resolution of the Company’s board of directors, the Company has agreed to pay Mr. Hampton severance following the closing of the merger in a lump sum amount equal to $8,404 per month from the closing of the merger through August 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The fees paid by the Corporation to Ehrhardt Keefe Steiner & Hottman (“EKS&H”) for services provided:

	2007	2006
1) Audit fees, including audits of our annual financial statements,	$22,500(a)	$21,100
review of our quarterly financial statements and statutory audits of our foreign subsidiaries.
2) Audit-related fees	7,500(b)	6,900
3) Tax fees (including tax compliance and advice)	—	4,400
4) All other fees	293(c)	(6,629	*

(a) Represents billing of $22,500 for the 2006 audit

(b) Includes billings related to the first, second and third quarter reviews

(c) represents $293 of out-of-pocket expenses

* Includes $3,850 related to assistance with a potential merger with Fronteer Development Group, Inc., $1,500 related to research of potential phantom income, $800 related to the Illipah sale and $479 of out-of-pocket expenses.

The Audit Committee determined that the provision of tax preparation services by EKS&H is compatible with maintaining the independence of EKS&H, however, decided to engage the services of Stockman Kast Ryan & Co, LLP for the preparation of the Company’s 2006 and 2007 State and Federal income tax returns.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit IT-related services, tax services and other services. Pre-approval is generally granted for up to one year and any pre-approval is detailed as to the particular service and generally subject to a specific budget. The independent auditors and management are required to report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During 2007 and 2006, the Audit Committee pre-approved the EKS&H audit services for quarterly review of four quarterly periods.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report

Documents Filed as Part of This Report

Financial Statements		Page
(a)	Report of Independent Registered Accounting Firm,
	Ehrhardt Keefe Steiner & Hottman, P.C.	41
(b)	Consolidated Balance Sheets, December 31, 2007 and 2006	42
(c)	Consolidated Statements of Operations for the Years
	Ended December 31, 2007, 2006 and 2005	43
(d)	Consolidated Statements of Shareholders' Equity for the Years
	Ended December 31, 2007, 2006 and 2005	44
(e)	Consolidated Statements of Cash Flows for the Years
	Ended December 31, 2007, 2006 and 2005	45

(f)	Notes to Consolidated Financial Statements	46

Financial Statement Schedules

        Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibit Index

3.1.	Articles of Incorporation, as amended, effective June 15, 2004, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.2	Articles of Amendment to the Articles of Incorporation of Golden Cycle Gold Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 12, 2006.

3.3.	By-laws (incorporated by reference to Exhibit 2 to the Company’s Form 10 dated May 19, 1983).

10.1.	Amended and Restated Joint Venture Agreement between AngloGold Ashanti (Colorado) Inc. and the Company dated as of January 1, 1991 (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated June 17, 1991).

10.2	1997 Officers’ & Directors’ Stock Option Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated April 30, 1997).

10.3	2002 Stock Option Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated April 27, 2001).

10.5	Employment Agreement dated December 2, 2004 with R. Herbert Hampton (incorporated by reference to Exhibit 1 to the Company’s Form 8-K dated December 3, 2004).

10.6	Agreement of Plan of Merger dated January 11, 2008 by and between the Company and AngloGold Ashanti Limited (incorporated by reference to the Company’s Form 8-K dated January 15, 2008).

10.7	Form of Shareholder Agreement between AngloGold Ashanti and principal shareholders of the Company (incorporated by reference to the Company’s Form 8-K dated January 15, 2008).

10.8	Engagement Letter dated December 18, 2007, by and between the Company and PI Financial (USA) Corp. (incorporate by reference to the Company’s Form 8-K dated January 15, 2008).

21.1.	Subsidiary of the Company: Golden Cycle Philippines Inc. incorporated in the Republic of the Philippines.

21.2.	Subsidiary of the Company: Golden Cycle Gold Exploration Inc. incorporated in the state of Nevada.

23.1	Consent of Ehrhardt Keefe Steiner & Hottman P.C.

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer aaaa pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

\s\ R. Herbert Hampton____________________

R. Herbert Hampton, President, Chief Executive Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date:   March 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

\s\ R. Herbert Hampton ___________________________________	March 18, 2008
R. Herbert Hampton, President, Chief	Date

Executive Officer, and Treasurer

(Principal Executive Officer, Principal

Financial Officer, and Principal Accounting

Officer)

\s\ James C. Ruder ___________________________________	March 18, 2008
James C. Ruder, Director	Date

\s\ Robert T. Thul ___________________________________	March 18, 2008
Robert T. Thul, Director	Date

\s\ Dr. Taki N. Anagnoston ___________________________________	March 18, 2008
Dr. Taki N. Anagnoston, Director	Date

\s\ Donald L. Gustafson ___________________________________	March 18, 2008
Donald L. Gustafson, Director	Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Golden Cycle Gold Corporation

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Golden Cycle Gold Corporation and Subsidiaries (a Colorado Corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Cycle Gold Corporation and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principals generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

March 18, 2008

Denver, Colorado

GOLDEN CYCLE GOLD CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets

	December 31,	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$25,617	$53,142
Short-term investments (note 2)	658,514	677,944
Interest receivable and other current assets	48,677	19,168
Prepaid insurance	21,597	25,203
Total current assets	754,405	775,457
Property and equipment, at cost:
Land	2,025	2,025
Mineral claims	8,657	20,657
Furniture and fixtures	9,354	9,354
Machinery and equipment	21,516	21,516
	41,552	53,552
Less accumulated depreciation	(28,491)	(26,131)
	13,061	27,421
Total assets	$767,466	$802,878

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$106,835	18,373
Total current liabilities	106,835	18,373

Commitments and contingencies (note 7)
Shareholders’ equity (note 5):
Common stock, no par value. Authorized 100,000,000 shares; issued and outstanding 9,769,250 shares in 2007 and 9,744,250 shares in 2006	7,544,429	7,499,429
Additional paid-in capital	3,189,799	2,728,273
Accumulated deficit	(10,000,086)	(9,411,686)
Accumulated other comprehensive loss	(73,511)	(31,511)
Total shareholders’ equity	660,631	784,505

Total liabilities and shareholders' equity	$767,466	$802,878

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations
	For the Years Ended December 31,
	2007	2006	2005
Revenue:
Distributions from mining joint venture in excess of carrying value (note 3)	$250,000	$250,000	$250,000
Expenses:
General and administrative expense	992,963	1,502,938	603,044
Depreciation expense	2,360	2,224	3,973
Exploration expense	9,259	8,410	305,661
	1,004,582	1,513,572	912,678
Operating loss	(754,582)	(1,263,572)	(662,678)
Other income:
Interest and other income	27,107	30,787	35,667
Gold bullion mark to market	62,575	35,650	24,986
Gain on assets sold (net)	76,500	100,000	—
	166,182	166,437	60,653
Net loss	$(588,400)	$(1,097,135)	$(602,025)
Basic loss per share	$(0.06)	$(0.11)	$(0.06)
Diluted loss per share	$(0.06)	$(0.11)	$(0.06)

Basic weighted average shares outstanding	9,760,346	9,744,250	9,738,086

Diluted weighted average shares outstanding	9,760,346	9,744,250	9,738,086

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) For the Years ended December 31, 2007, 2006, and 2005

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss–foreign currency translation adjustment	Total
	Shares	Amount
Balance at December 31, 2004	9,669,250	$7,406,317	$1,927,736	$(7,712,526)	$(31,813)	$1,589,714
Stock options exercised	75,000	93,112	—	—	—	93,112
Net loss	—	—	—	(602,025)	—	(602,025)
Foreign currency translation adjustment	—	—	—	—	302	302
Comprehensive net loss						(601,723)
Balance at December 31, 2005	9,744,250	7,499,429	1,927,736	(8,314,551)	(31,511)	1,081,103
Net loss	—	—	—	(1,097,135)	—	(1,097,135)
Non-cash stock-based compensation	—	—	791,597	—	—	791,597
Non-cash compensation liability accrual
Reclassified to contributed capital	—	—	8,940	—	—	8,940
Balance at December 31, 2006	9,744,250	7,499,429	2,728,273	(9,411,686)	(31,511)	784,505
Stock options exercised	25,000	45,000	—	—	—	45,000
Non-cash stock-based compensation	—	—	461,526	—	—	461,526
Net loss	—	—	—	(588,400)	—	(588,400)
Other comprehensive loss	—	—	—	—	(42,000)	(42,000)
Comprehensive net loss						(630,400)
Balance at December 31, 2007	9,769,250	$7,544,429	$3,189,799	$(10,000,086)	$(73,511)	$660,631

See accompanying notes to consolidated financial statements.

GOLDEN CYCLE GOLD CORPORATION AND SUBSIDIARIES Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(588,400)	$(1,097,135)	$(602,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,360	2,224	3,973
Gain on sale of Illipah	(76,500)	—	—
Increase in market value of gold asset	(62,575)	(35,650)	(24,986)
Stock based compensation expense	461,526	791,597	—
Non-cash Compensation liability accrual reclassified to contributed capital	—	8,940	—
Write-down of investment in subsidiary	—	(2,964)	—
Decrease (increase) in interest receivable and other current assets	491	(3,415)	(2,229)
Decrease (increase) in prepaid insurance	3,606	(376)	(447)
Increase (decrease) in accounts payable and accrued liabilities	88,462	(25,435)	(13,060)
Net cash used in operating activities	(171,030)	(362,214)	(638,774)

Cash flows from investing activities:
Decrease in short-term investments, net	98,505	249,297	256,632
Purchases of property and equipment, net	—	(1,110)	(1,103)
Net cash provided by investing activities	98,505	248,187	255,529

Cash flows provided by financing activity:
Proceeds on exercise of stock options	45,000	—	93,112
Net cash provided by financing activities	45,000	—	93,112

Effect of exchange rate changes on cash	—	—	302

Net decrease in cash and cash equivalents	(27,525)	(114,027)	(289,831)
Cash and cash equivalents, beginning of year	53,142	167,169	457,000
Cash and cash equivalents, end of year	$25,617	$53,142	$167,169

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

(e)	Marketable Equity Securities

The Company’s investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders’ equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. The Company had marketable equity securities with fair values of $16,500 and $0 respectively, and cost of $58,500 and $0, respectively, at December 31, 2007 and December 31, 2006. Golden Cycle has accumulated other comprehensive income for unrealized holding losses of $42,000 and $0 at December 31, 2007 and December 31, 2006, respectively, related to our marketable equity securities.

(f)	Investment in Mining Joint Venture

The Company accounts for its investment in the Joint Venture on the equity method. In prior years, the Company’s share of Joint Venture losses exceeded the remaining carrying value of the investment and, accordingly, the investment was reduced to zero. Joint Venture distributions in excess of the investment carrying value are recorded as income. The Company has not recorded its share of Joint Venture losses incurred subsequent to the reduction of its investment balance to zero, as the Company has no obligation to fund operating losses. To the extent the Joint Venture is profitable, the Company records its share of equity income. However, the Company currently offsets the Joint Venture equity income with an allowance account due to the uncertainty that the actual receipt of cash distributions by the Company attributable to current year increases in joint venture equity will occur given that those cash distributions are far in the future due to the necessity of repaying the Joint Venture’s Initial Loans.

(g)	Mineral Exploration and Development Costs

Mineral exploration costs are expensed as incurred. Mineral property development costs are capitalized and depleted based upon estimated proven and probable recoverable reserves. The Company has no capitalized mineral property development costs at December 31, 2007 or December 31, 2006.

The Company assesses the carrying value of its long-lived assets for impairment whenever changes in facts or circumstances indicate that they may be impaired. Potential impairment is estimated by comparing estimated future undiscounted cash flows expected to be generated from such assets with their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. The Company has not recorded impairment costs at December 31, 2007 or December 31, 2006.

(h)	Property and Equipment

Office furniture, fixtures, and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives ranging from three to ten years.

(i)	Foreign Currency Translation

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

(j)	Stock Options

On June 5, 2007, the Company’s one active stock-based compensation plan was completed and closed with the issue of 100,000 stock options to four directors. Four of the Company’s directors were granted 25,000 stock options each on June 5, 2007 at the prevailing market price of $6.25 per share. One director exercised options for 25,000 shares of the Company’s stock May 10, 2007 for proceeds to the Company of $45,000. There were no stock options exercised during the 2006 period. The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments in the amount of $461,526 and $791,597 were recognized in the consolidated statements of operations for the periods ended June 30, 2007 and 2006 respectively.

The Company adopted SFAS 123R using the modified prospective method. Under this method, compensation cost recognized in the years ended December 31, 2007 and 2006 include: a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

The adoption of SFAS 123R increased the Company’s net loss for the twelve months ended December 31, 2007 and December 31, 2006 by $461,525 and $791,597 respectively. This expense increased the basic and diluted loss per share by $0.05 for the twelve months ended December 31, 2007 and $0.08 for the twelve months ended December 31, 2006. The Company did not recognize a tax benefit from stock-based compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The following illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior comparable period.

Twelve Months Ended December 31,
2005

Reported net loss	$(602,025)
Stock-based employee compensation under the fair value based method prior to adoption of SFAS 123R, net of related tax effects	(244,360)

Pro forma net loss	$(846,385)

Loss per share:
Basic – as reported	$(0.06)
Basic – pro forma	$(0.09)
Diluted – as reported	$(0.06)
Diluted – pro forma	$(0.09)

The Company recognized compensation expense of $461,525 and $791,597 for the twelve months ended December 31, 2007 and December 31, 2006 respectively for employee stock options that prior to January 1, 2006 would not have been recognized under APB 25. The following summarizes the activity of the Company’s stock options for the twelve months ended December 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
Number of shares under option:
Outstanding at January 1, 2006	510,000	$3.69
Granted	100,000	6.25
Exercised	(25,000)	1.80
Canceled or expired	-	-
Outstanding at December 31, 2007	635,000	$4.55	6.65	$3,129,750
Exercisable at December 31, 2007	585,000	$4.55	6.65	$3,129,750

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of December 31, 2007, there are no unvested stock options outstanding. As of December 31, 2007, there was no unrecognized compensation expense related to unvested stock options.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted:

	Dividend yield	Expected volatility	Risk-free interest rate	Expected life (in years)	Weighted- average fair value of option

Options granted in 2005	0%	70%	4.05%	10	$1.95
Options granted in 2006	0%	61%	5.03%	10	$6.33
Options granted in 2007	0%	61%	4.75%	10	$4.62

(k)	Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using enacted tax rates expected to apply in the years in which such temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period of the enactment date. A valuation allowance is recognized unless tax assets are more likely than not to be realized. Golden Cycle adopted FIN 48 on January 1, 2007 and it has not had an impact on its financial position, results of operations or cash flows. For more information see Notes to the Financial Statements, note 6, “Recently Issued Financial Accounting Standards”.

(l)	Comprehensive Income

In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income

(loss) and other comprehensive income (loss), including foreign currency translation adjustments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). We have recorded a ($42,000) decrease in the fair market value of Tornado common stock and disclosed comprehensive income (loss) in our consolidated financial statements at December 31, 2007.

(m)	Revenue Recognition

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

(n)	Per Share Information

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

The Company held certificates of deposit of approximately $285,000 and $380,000 at December 31, 2007 and 2006, respectively. All certificates of deposit held at December 31, 2007 mature within one year. Short-term investments also include 310 troy ounces of gold bullion purchased by the Company in 2002 at a cost of $102,859 and is carried at market value of $258,340 at December 31, 2007. The Company has reflected unrealized gains of $62,575, $35,650, and $24,986 for the years ended December 31, 2007, 2006 and 2005, respectively, in the consolidated statement of operations.

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

The Joint Venture Agreement, as amended, generally requires AngloGold to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase. The Joint Venture Agreement defines an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid (ii) a cash reserve has been established to fund accrued reclamation and severance tax obligations, plus an amount approximating nine months of estimated operating costs, plus an amount approximating twelve months of estimated capital costs, and (iii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed as follows: 80% to

AngloGold and 20% to the Company. After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to AngloGold and 33% to the Company. In addition, the Company will generally be entitled to receive, in each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves, whichever occurs first, an annual minimum distribution of $250,000 (a "Minimum Annual Distribution"). The first three Minimum Annual Distributions in 1991, 1992 and 1993 were not deemed to be a distribution of Net Proceeds to the Company and were not applied against the Company's share of any Net Proceeds. The Minimum Annual Distributions received on January 15, 1994 and thereafter constitute an advance on Net Proceeds and will be recouped against future shares of Net Proceeds to the Company. As of December 31, 2007, Initial Loans were approximately $310.8 million and no Net Proceeds have been distributed.

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

The Company’s share of the Joint Venture net income, which has not been recorded in its consolidated financial statements, is approximately $11.8 million, $7.7 million and $1.9 million in 2007, 2006 and 2005, respectively. The Company’s accumulated unrecorded losses from the Joint Venture were $7.9 million as of December 31, 2006. As such, as of December 31, 2007, the Company’s accumulated unrecorded losses from the Joint Venture were eliminated and the Company recorded Joint Venture equity of $3.9 million. As of December 31, 2007 the receipt of cash distributions from the Joint Venture is highly uncertain as the Joint Venture’s Initial Loans totaling $310,823,000 have not been repaid nor is it anticipated they will be repaid in the foreseeable future based on anticipated future cash flows from the Joint Venture’s operations.

As a result, the Company has accounted for this uncertainty by creating a 100% valuation allowance against the Joint Venture equity interest of $3.9 million. It is anticipated by management that this valuation allowance against the Joint Venture equity will remain until it is determined by management that the collectibility of the investment in the form of future cash distributions becomes probable.

The condensed balance sheets of the Joint Venture as of December 31, 2007 and 2006 are summarized as follows:

Assets	2007		2006
		(In thousands)
Current assets:
Cash and cash equivalents	$1		$1
Inventory	46,360		42,615
Other current assets	-		1,037
Prepaid expenses	766		-
Total current assets	47,127		43,653

Property, plant, and equipment
Land and mineral properties	19,085		27,768
Mine development not currently being depleted	9,854		-
Structures and equipment	461,469		438,378
Construction - work-in-progress	595		2,112
	491,003		468,258
Accumulated depreciation, depletion,
and amortization	(319,676)		(292,151)
Property, plant, and equipment, net	171,327		176,107
Inventories	187,986		148,761
Total assets	$406,440		$368,521

Liabilities

Current liabilities
Accounts payable	$9,951		$9,060
Accrued liabilities	3,841		3,494
Current portion of capital lease obligations	2,670		2,734
Total current liabilities	16,462		15,288

Loans payable to AngloGold Ashanti (Colorado) Corp.	310,823		333,843

Capital lease obligations	2,498		5,168

Asset retirement obligation	29,681		24,029
Other long-term liabilities	8		1,867
Venturers' equity:
Venturers' investments	60,062		60,062
Accumulated deficit	(13,094)		(71,736)
Total venturers' equity (deficit)	46,968		(11,674)
Total liabilities and venturers' equity	$406,440		$368,521

The condensed statements of operations of the Joint Venture for each of the years in the three-year period ended December 31, 2007 are summarized as follows:

	2007	2006	2005
	(In thousands)

Revenue	$194,848	$172,827	$145,347
Operating expenses
Production costs	75,805	70,437	75,662
Depreciation, depletion, amortization,
and reclamation	25,418	26,454	30,151
Accretion expense	1,769	1,398	1,113
	102,992	98,289	106,926
Mineral exploration expense	-	-	17
Total operating costs	102,992	98,289	106,943

Income from operations	91,856	74,538	38,404
Other Expenses:
Interest expense	(32,757)	(34,408)	(29,243)
Other income (expense)	(207)	(1,738)	299

Net income	$58,892	$38,392	$9,460

(4)	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$1,113,000	967,000
Exploration expenditures	11,000	145,000
FAS 123R non-qualified
stock options	464,000	293,000
Other	-	1,000
Total deferred tax assets	1,588,000	1,406,000

Deferred tax liability:
Gold bullion mark to market	(96,000)	(73,000)
Tornado Stock- Mark to Market	37,000	-
Total deferred tax assets	1,529,000	1,333,000

Valuation allowance	(1,529,000)	(1,333,000)
Net deferred tax assets	$-	-

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2007	2006
Statutory federal
income tax rate	34.00%	34.00%
Effect of:
State and local
income taxes	3.05%	3.05%
Other - net	0.21%	0.10%
Change in valuation
allowance	36.84%	36.95%
Effective tax rate	0.00%	0.00%

At December 31, 2007, the Company has net operating loss carryforwards for income tax purposes of approximately $3,003,379 which expire beginning in 2008 through 2027.

The Company has not recorded an income tax benefit in 2007 or 2006 as it does not believe it is more likely than not that the benefit of the deferred tax assets will be realized in the future.

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

During 2007, the Company granted 100,000 options to directors of the Corporation, and during 2006 and 2005 the Company granted 125,000 options each year to directors of the Corporation under the above plans.

Changes in stock options for each of the years in the three-year period ended December 31, 2007 are as follows:

	Shares	Option price per share	Weighted average exercise price

Outstanding and exercisable at
December 31, 2004	410,000	$1.04 - 2.60	$1.92
Granted	125,000	2.50	2.50
Exercised	(75,000)	1.04 - 1.50	1.24
Expired	(75,000)	2.33 - 2.60	2.51

Outstanding and exercisable at
December 31, 2005	385,000	$1.04 - 2.60	2.13
Granted	125,000	8.50	8.50

Outstanding and exercisable at
December 31, 2006	510,000	$1.04 - 8.50	3.69
Granted	100,000	6.25	6.25
Exercised	(25,000)	1.80	1.80

Outstanding and exercisable at
December 31, 2007	585,000	$1.04 - 8.50	$4.55

The weighted average remaining term of options outstanding was 6.65 and 6.81 years at December 31, 2007 and 2006, respectively.

(6)	Recently Issued Financial Accounting Standards:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option For Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for Golden Cycle as of January 1, 2008. Golden Cycle has not yet determined the impact of adopting SFAS No. 159 on its financial position, results of operations or cash flows.

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

(7)	Commitments and Contingencies
(a)	Litigation

The Company, owner of a 33% interest in Cripple Creek & Victor Gold Company ("CC&V"), and the owner of the other 67% interest therein, AngloGold (Colorado) Corp., now AngloGold Ashanti (Colorado) Corp., and its direct parent AngloGold North America Inc., now AngloGold Ashanti North America Inc., were sued together with CC&V, the owner and operator of the Cresson Project, by the Sierra Club and Mineral Policy Center in 2001. The Plaintiffs asserted numerous violations of the U.S. Clean Water Act which went to trial in the United States District Court for the District of Colorado early in 2006, resulting in a judgment in favor of all Defendants and against all Plaintiffs on all claims, as well as an award of costs and attorneys fees incurred after the point in time at which the Plaintiffs knew or should have known that their "dogged pursuit of factually unsupported claims" was unreasonable.

The Plaintiffs appealed both the judgment and the fee award to the United States Court of Appeals in Denver. Briefs were timely filed by the Plaintiffs in that court, but the parties reached an agreement to settle all disputes before the Defendants commenced briefing, and the cases have been dismissed. The settlement preserved the Defendants' complete success on all of the alleged violations of the Clean Water Act, and left each of the parties responsible for their own fees. So long as judicial review of the judgment and the monetary award remained possible, the Company did not record a receivable for any of its own fees, then approximately $130,000. The settlement eliminated the possibility of recovering any of the Company’s fees or costs.

(b)	Illipah sale contingency

Should Tornado Gold International Inc. (“Tornado Gold”) fail to complete the conditions of its purchase of the Illipah property, Golden Cycle may be entitled to full possession of the property and later market the property again. Tornado Gold is required to provide Golden Cycle a report of the completion of its first year’s (ending August 23, 2007) exploration program totaling more than $250,000 in exploration and development expenses. During the second twelve months of the contract which concludes August 23, 2008, Tornado is responsible for the minimum annual royalty payment and the Bureau of Land Management and County claim maintenance fees which it paid. Further, Tornado is required to expend an additional $500,000 in exploration and developments expenses on the Illipah property bringing the total required exploration and development expenditures to a total of $750,000 during the first two years. Tornado has not yet expended the required exploration funds in compliance with the agreement.

(8)	Subsequent Events

On January 11, 2008, the Company entered into an Agreement and Plan of Merger, dated January 11, 2008 (the “Agreement and Plan of Merger”), with AngloGold Ashanti Limited, a corporation organized under the laws of the Republic of South Africa, AngloGold Ashanti USA Incorporated, a Delaware corporation, and GCGC LLC, a Colorado limited liability company and a direct wholly-owned subsidiary of AngloGold Ashanti USA Incorporated. Under the terms of the Agreement and Plan of Merger, the Company agreed to be acquired by AngloGold Ashanti through a transaction in which the Company’s shareholders will receive consideration consisting of 0.29 American Depositary Shares (“ADS”) of AngloGold Ashanti Limited for each issued and outstanding share of the Company’s common stock, rounded up to the next whole ADS, each whole ADS representing one ordinary share, par value 25 South African cents per share, of AngloGold Ashanti Limited. The Agreement is subject to the approval of two-thirds of the Company’s shareholders entitled to vote.

For a description of the terms and conditions of the Agreement and Plan of Merger and the contemplated transaction, see the disclosure under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control.”

(9)  Selected quarterly financial data

(unaudited)

			2007
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

Distributions from mining
joint venture in excess
of carrying value (note 4)	$250,000	$-		$-	$-

Operating income (loss)	130,877	(605,471)		(86,419)	(193,569)

Other income	73,758	4,796		33,488	54,140

Net income (loss)	204,635	(600,675)		(52,931)	(139,429)
Net income (loss) per share	0.02	(0.06)		(0.01)	(0.01)
Pro forma net income (loss)
per share	0.02	(0.06)		(0.01)	(0.01)

			2006
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

Distributions from mining
joint venture in excess
of carrying value (note 4)	$250,000	$-		$-	$-

Operating income (loss)	40,243	(1,071,681)		(82,557)	(149,577)

Net income (loss)	66,701	(1,053,636)		(77,874)	(32,326)
Net income (loss) per share	0.01	(0.11)		(0.01)	(0.00)
Pro forma net income (loss)
per share	0.01	(0.11)		(0.01)	(0.00)

			2005
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

Distributions from mining
joint venture in excess
of carrying value (note 4)	$250,000	$-		$-	$-

Operating income (loss)	138,885	(164,566)		(322,861)	(314,136)

Net income (loss)	146,486	(154,505)		(313,041)	(280,965)
Net income (loss) per share	0.02	(0.02)		(0.03)	(0.03)
Pro forma net income (loss)
per share	0.02	(0.04)		(0.03)	(0.03)