Form 10-Q
period 2008-03-31
GOLDEN CYCLE GOLD CORP
filed 2008-05-14
CIK 719754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to _______________________

Commission file number: 0-11226

GOLDEN CYCLE GOLD CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Colorado	84-0630963
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 South Tejon, Suite 201
Colorado Springs, Colorado	80906
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes      No

Number of Shares outstanding at May 13, 2008:	9,794,250

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007

Assets	(unaudited)

Current assets:
Cash and cash equivalents	$310,530	$25,617
Short-term investments	421,579	658,514
Interest receivable and other current assets	16,766	48,677
Prepaid insurance	11,304	21,597

Total current assets	760,179	754,405
Property and equipment, at cost:
Land	2,025	2,025
Mineral Claims	8,657	8,657
Furniture and fixtures	9,354	9,354
Machinery and equipment	21,516	21,516

	41,552	41,552
Less accumulated depreciation	(29,086)	(28,491)

	12,466	13,061

Total assets	$772,645	$767,466

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$27,139	$106,835

Total current liabilities	27,139	106,835
Shareholders' equity:
Common stock, no par value,
authorized 100,000,000 shares; issued
and outstanding 9,769,250 shares	7,544,429	7,544,429
at March 31, 2008, and
December 31, 2007
Additional paid-in capital	3,189,799	3,189,799
Accumulated comprehensive loss - foreign
currency translation adjustment	(83,261)	(73,511)
Accumulated deficit	(9,905,461)	(10,000,086)

Total shareholders' equity	745,506	660,631

Total liabilities and shareholders' equity	$772,645	$767,466

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE MONTHS ENDED
MARCH 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue:
Distribution from mining
joint venture in excess
of carrying value	$250,000	$250,000

	250,000	250,000
Expenses:
General and administrative	175,503	117,884
Depreciation expense	595	595
Exploration expense	—	644

	176,098	119,123

Operating income	73,902	130,877

Other income
Interest and other income	5,149	7,389
Increase in market value of gold asset	—	7,869
Gain on sale of gold bullion	15,574	—
Gain on assets sold (net)	—	58,500

	20,723	73,758

Net income	$94,625	$204,635

Basic earnings per share	$0.01	$0.02

Basic weighted average common
shares outstanding	9,769,250	9,744,250

Diluted earnings per share	$0.01	$0.02

Diluted weighted average
common shares outstanding	10,354,250	10,254,250

ACCUMULATED DEFICIT:

Beginning of period	$(10,000,086)	$(9,411,685)
Net income	94,625	204,635

End of period	$(9,905,461)	$(9,207,050)

GOLDEN CYCLE GOLD CORPORATION
CONSOLIDATED
STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$94,625	$204,635
Adjustments to reconcile net income to net
cash provided by operating activities:
Non-cash operating revenue, Tornado
Gold Intl. Corp. Common Stock	—	(58,500)
Depreciation	595	595
Gain on sale of gold bullion	(15,574)	—
Increase in market value of gold asset	—	(7,869)
Decrease in interest receivable
and other current assets	42,204	9,917
Increase (decrease) in accounts payable
and accrued liabilities	(79,696)	25,129

Net cash provided by
operating activities	42,154	173,907

Cash flows from investing activities:
Increase in short-term investments, net	(31,155)	(61,040)
Non-cash increase in short-term investments	—	63,000
Proceeds from sale of gold bullion	273,914	—

Net cash provided by
investing activities	242,759	1,960

Net increase in cash and
cash equivalents	284,913	175,867

Cash and cash equivalents, beginning of period	25,617	53,142

Cash and cash equivalents, end of period	$310,530	$229,009

Golden Cycle Gold Corporation

Notes To Consolidated Financial Statements

(unaudited)

(1)	BASIS OF PRESENTATION

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting solely of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company’s Annual Report for the year ended December 31, 2007, on Form 10-K. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option For Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 as of January 1, 2008, and it has not had an impact on its financial position, results of operations or cash flows.

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

The Joint Venture Agreement, as amended, generally requires AngloGold to finance operations and capital expenditures of the Joint Venture. The Joint Venture is currently operating in an Initial Phase. The Joint Venture Agreement defines an Initial Phase that will end when (i) the Initial Loans (defined below) have been repaid (ii) a cash reserve has been established to fund accrued reclamation and severance tax obligations, plus an amount approximating nine months of estimated operating costs, plus an amount approximating twelve months of estimated capital costs, and (iii) Net Proceeds (defined in the Joint Venture Agreement generally as gross revenues less costs) in the amount of $58 million have been distributed as follows: 80% to AngloGold and 20% to the Company. After the Initial Phase, the Joint Venture will distribute metal in kind in the proportion of 67% to AngloGold and 33% to the Company. In addition, the Company will generally be entitled to receive, in each year during the Initial Phase or until the mining of ore by the Joint Venture ceases due to the exhaustion of economically recoverable reserves, whichever occurs first, an annual minimum distribution of $250,000 (a “Minimum Annual Distribution”). The first three Minimum Annual Distributions in 1991, 1992 and 1993 were not deemed to be a distribution of Net Proceeds to the Company and were not applied against the Company’s share of any Net Proceeds. The Minimum Annual Distributions received on January 15, 1994 and thereafter constitute an advance on Net Proceeds and will be recouped against future shares of Net Proceeds to the Company. As of March 31, 2008, Initial Loans were approximately $305.9 million and no Net Proceeds have been distributed.

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

The Company’s share of the Joint Venture net income, which has not been recorded in its consolidated financial statements, is approximately $5.1 million for the quarter and three months ending March 31, 2008, and $11.8 million, $7.7 million and $1.9 million in 2007, 2006 and 2005, respectively. The Company’s accumulated unrecorded losses from the Joint Venture were $7.9 million as of December 31, 2006. As such, as of December 31, 2007, the Company’s accumulated unrecorded losses from the Joint Venture were eliminated and the Company recorded Joint Venture equity of $3.9 million. During the quarter ended March 31, 2008, the Company accumulated additional equity in the amount of approximately $5.1 million, bringing the total increase in equity to $9.0 million. As of March 31, 2008 the receipt of cash distributions from the Joint Venture is highly uncertain as the Joint Venture’s Initial Loans totaling $305.9 million have not been repaid nor is it anticipated they will be repaid in the foreseeable future based on anticipated future cash flows from the Joint Venture’s operations.

As a result, the Company has accounted for this uncertainty by creating a 100% valuation allowance against the Joint Venture equity interest of $9.0 million. It is anticipated by management that this valuation allowance against the Joint Venture equity will remain until it is determined by management that the collectibility of the investment in the form of future cash distributions becomes probable.

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

For a more detailed description of the terms and conditions of the Agreement and the merger, see the disclosure in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control.”

(3)	EARNINGS PER SHARE

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. On a weighted average basis there were 585,000 shares and 510,000 shares of dilutive securities outstanding during the three months ended March 31, 2008, and March 31, 2007, respectively.

(4)	STOCK-BASED COMPENSATION

On June 5, 2007, the Company’s one active stock-based compensation plan was completed and closed with the issue of 100,000 stock options to four directors. Readers should refer to Item 8, Note 5 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for additional information related to the Company’s closed stock-based compensation plans. Four of the Company’s directors were granted 25,000 stock options each on June 5, 2007 at the prevailing market price of $6.25 per share. One director exercised options for 25,000 shares of the Company’s stock May 10, 2007 for proceeds of $45,000. The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments in the amount of $461,526 and $791,597 were recognized in the Consolidated Statements of Operations for the periods ended June 30, 2007 and 2006 respectively. No stock options were issued during the three months ended March 31, 2008.

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

The Company’s investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders’ equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. The Company had marketable equity securities with fair values of $36,750 and $16,500 respectively, and cost of $88,500 and $58,500, respectively, at March 31, 2008 and December 31, 2007. Golden Cycle has accumulated other comprehensive income for unrealized holding losses of $51,750 and $42,000 at March 31, 2008 and December 31, 2007, respectively, related to our marketable equity securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following management’s discussion and analysis in this quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

8

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

Initial Loans generally constitute funds loaned to the Joint Venture, and interest thereon, to finance operations and mine development by either AngloGold, or third-party financial institutions, and are repayable prior to distributions to the venture participants. AngloGold (the “Manager”) reported that Initial Loans, payable to AngloGold, of approximately $305.9 million were outstanding at March 31, 2008. Under the Agreement as amended, the Joint Venture has not distributed any Net Proceeds. Based on the amount of Initial Loans payable to the Manager, management of the Company believes that, absent a significant and sustained increase in the prevailing market prices for gold, it is unlikely that the Company will receive more than the Minimum Annual Distribution from the Joint Venture in the foreseeable future.

On January 11, 2008, the Company entered into an Agreement and Plan of Merger (the “Agreement ”) with AngloGold Ashanti Limited, a corporation organized under the laws of the Republic of South Africa, AngloGold Ashanti USA Incorporated, a Delaware corporation, and GCGC LLC, a Colorado limited liability company and a direct wholly-owned subsidiary of AngloGold Ashanti USA Incorporated. Under the terms of the Agreement, the Company agreed to be acquired by AngloGold Ashanti through a transaction in which the Company’s shareholders will receive consideration consisting of 0.29 American Depositary Shares of AngloGold Ashanti Limited for each issued and outstanding share of the Company ’s common stock, rounded up to the next whole ADS, each whole ADS representing one ordinary share, par value 25 South African cents per share, of AngloGold Ashanti Limited. The Agreement is subject to the approval of the holders of two-thirds of the issued and outstanding shares of the Company’s common stock entitled to vote.

For a more detailed description of the terms and conditions of the Agreement and the merger, see the disclosure in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control.”

Illipah

The Company entered into an agreement (the “Agreement”) effective August 23, 2006, with Tornado Gold International Corp. (“Tornado”), pursuant to which Tornado acquired certain mining claims referred to as the Illipah claims. Tornado paid the Company $50,000 upon execution of the Agreement, an additional $50,000 on November 22, 2006 and 350,000 shares of Tornado common stock in accordance with the Agreement. Upon execution of the Agreement, Tornado assumed the Company’s obligations in an underlying exploration and mining lease agreement on the claims, and granted to the Company a production royalty of two percent of net smelter returns on all rents and mineral production from the property. Tornado has the option, exercisable at any time prior to commercial production on any of the Illipah claims, to reduce the Company’s production royalties from two percent to one percent by paying the

Company, at the Company’s option, either $1 million, or its equivalent in gold bullion at the August 23, 2006 closing price of gold on the New York Commodity Exchange ($623.70 per troy ounce). Tornado has also agreed to undertake an exploration program on the Illipah property and related area of interest, and incur exploration and development expenditures of at least $750,000 within two years, of which $250,000 was to be expended during the first year of the Agreement. Pursuant to the Agreement, the Company may reacquire the Illipah claims under certain circumstances, such as default by Tornado.

Liquidity and Capital Resources

Cash provided by operations was approximately $58,000 in the three months ended March 31, 2008 compared to cash provided by operations of approximately $174,000 during the same period in 2007. The approximately $116,000 decrease in cash provided by operations in the 2008 period compared to the 2007 period was primarily due to increased merger transaction related expenses in the 2008 period.

The Company’s working capital was approximately $733,000 at March 31, 2008 compared to $648,000 at December 31, 2007. The increase in working capital at March 31, 2008 was primarily due to the receipt of the Minimum Annual Distribution of $250,000 January 15, 2008 and a gain on the sale of the Company’s gold bullion.

The Company’s management believes that the Company’s working capital, augmented by the Minimum Annual Distribution from the Joint Venture, is adequate to support operations at the current level for the coming year, barring unforeseen events. The Company’s management anticipates that the Company’s Philippine subsidiary will hold all work on a standby basis until the Mineral Profits Sharing Agreement is awarded to the claim owner. If opportunities to economically pursue or expand Philippine, Nevada, Colorado operations, or any other opportunity are available, and the Company elects to pursue them, additional working capital may also be required. There is no assurance that the Company will be able to obtain such additional capital, if required, or that such capital would be available to the Company on terms that would be acceptable. Furthermore, if the Company were to commence such operations, it is not presently known when or if a positive cash flow could be derived from the operations. The Company’s working capital will also be affected by the outcome of the proposed merger with AngloGold Ashanti. For a more detailed description of the terms and conditions of the Agreement and the merger, see the disclosure in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control.”

Results of Operations

The Company recorded net income for the three months ended March 31, 2008, of approximately $95,000, compared to net income of approximately $205,000 in the comparable 2007 period. The decrease in net income for the three months ended March 31, 2008, compared with the corresponding period in 2007, was due primarily to increased general and administrative expense in the 2007 period related to the proposed merger transaction with AngloGold Ashanti.

The Joint Venture reported a net profit of approximately $25.6 million for the three months ended March 31, 2008 as compared to a net profit of $9.3 million for the corresponding period in 2007. The increase in net profit in the 2007 period was primarily due to a combination of higher revenue from gold bullion sales ($53.8 million vs. $39.3 million) due to higher prevailing gold bullion prices and lower interest expense ($6.1 million vs. $8.7 million) partially offset by increased operating costs ($22.1 million vs. $21.3 million) during the 2007 period.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2008, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings.

None

Item 1A.	Risk factors.

There have been no material changes from the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

GOLDEN CYCLE GOLD CORPORATION
(Registrant)

Date: May 14, 2008
/s/ R. Herbert Hampton _________________________________ R. Herbert Hampton, President, Chief
Executive Officer, and Treasurer
(Principal Executive Officer, Principal
Financial Officer, and Principal Accounting
Officer)